Form 10QSB
period 1995-03-31
BNN CORP
filed 1996-11-05
CIK 848447

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 1995          Commission File No. 0-17591

                                 BNN CORPORATION
--------------------------------------------------------------------------------
                (Exact name of registrant as specific in charter)

           Nevada                                    93-0957030
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                 345 Park Avenue South, New York, New York 10010
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 779-6601
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _____ No __X___

         The number of shares of Common Stock outstanding as of March 31, 1995 was 4,263,082.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes_____ No___X___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,263,082

         Transitional Small Business Disclosure Format (check one): Yes______ No_____

                                 BNN Corporation
                          (A Development Stage Company)


                                 INDEX
                                                                            PAGE
                                                                            ----

PART I.      Financial Information

Item 1.      Financial Statements                                            3

             Balance Sheets at March 31, 1995
              (unaudited) and December 31, 1994

             Statements of Income for the
             Three Months Ended March 31, 1995
             and 1994 (unaudited)                                            4

             Statements of Cash Flows for the Three
             Months March 31, 1995 and 1994 (unaudited)                      5

             Notes to Financial Statements                                   6

Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      7

PART II.     Other Information                                               8

Item 6.      Exhibits and reports on Form 8-K

             Signatures

                                  BALANCE SHEET



                                     ASSETS
Current Assets                                                    March 31, 1995         December 31, 1994

          Cash                                                       $   -0-                $    -0-
Other Assets
          Organizational Costs
Total Assets                                                             -0-                     -0-
                                                                     ========               =========
                       LIABILITIES & STOCKHOLDERS' EQUITY
Total Liabilities                                                    $   -0-                $    -0-

Stockholders' Equity
Common Stock $.01 par value
authorized 50,000,000 shares
Issued and outstanding 4,263,082                                       42,631                   42,631
Paid-in Capital                                                     1,358,573                1,358,573
Retained Earnings - 12/31/94                                       (1,401,204)              (1,401,204)
Loss on Operations                                                       -0-
Total Stockholder's Equity                                               -0-
                                                                    ----------               ----------
Total Liabilities and Stockholders Equity                           $    -0-                     -0-
                                                                    ==========               ==========



The accompanying notes are an integral part of this financial statement.

                                 BNN Corporation
                          (A Development Stage Company)

                             Statement of Operations



                                        For the three months ended March 31

                                            1995                   1994
Revenue                                    $  -0-                $  -0-
Operating Expenses
 General administrative expenses              -0-                   -0-
Operating Income (loss)                       -0-                   -0-
Income (loss) before income tax               -0-                   -0-

                                 BNN Corporation
                          (A Development Stage Company)

                             Statement of Cash Flow




                                                     Three Months ended March        Three Months ended March
                                                             31, 1995                        31, 1994
Cash Flows from Operating Activities:                       $    -0-                        $   -0-
------------------------------------
  Net loss                                                       -0-                            -0-
  Adjustment to reconcile net loss to net cash
   used by operating activities:                                                                -0-
   Increase in receivables                                       -0-                            -0-
   Increase in accrued expenses                                  -0-                            -0-
      Net cash used in operating activities                      -0-                            -0-
Cash Flows from Financing Activities                                                            -0-
Net change in cash                                               -0-                            -0-
     Beginning of the period                                     -0-                             0
     End of the period                                           -0-                            -0-
                                                                -----                          -----

                                 BNN Corporation
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS


Note 1.           SIGNIFICANT ACCOUNTING PRINCIPLES

                  The accompanying balance sheet and the income and cash flow statements of the Company (other than the balance sheet information as of December 31, 1994) have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows at the date and for the period herein have been made.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

                  BNN Corporation is a successor of Sunburst Construction, Inc., a corporation organized under the laws of the state of Utah on February 27, 1978. The corporation had little activity since its inception and on May 21, 1987 merged with Polo Clubs of America, Inc., a Nevada corporation. Terms of the merger included in domicile, from Utah to Nevada, a change in the capital structure of the corporation, the cessation of subsidiary, and a name change of the parent to Polo Clubs of America, Inc.

                  On August 11, 1987, Polo Clubs of America, Inc., acquired 100% of the outstanding stock of Business News Network, Inc., a Nevada corporation followed by the merger of the parent and subsidiary into a single entity named Business News Network, Inc. The Company entered into a transaction whereby it acquired assets of a business.

                  On March 3, 1990, the Company decided to wind down its operations. Since this time, the Company was dormant and on February 2, 1992, the Company's Corporate Charter was revoked by the State of Nevada. On November 18, 1994, a Certificate of Reinstatement was issued by the State of Nevada and the name of the Company was changed to BNN Corporation.

                  The Company is a development stage company, as defined in Financial Accounting Standards Board No. 7 through March 1995. The Company is devoting substantially all of its present efforts in securing and establishing a new business. The Company acquired all of the shares of Celebrity Shopping Network, Inc. ("Celebrity") in

                  March 1995 and rescinded the transaction in November 1995. No effect is given to the transaction herein. Therefore, its planned principal operations have not commenced and, accordingly, no revenue has been derived therefrom during the inactive period. In addition, the Company does not presently have adequate financing to carry out its business plan.

                  The financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not purport to give effect to adjustments, if any, that may be necessary should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon a successful purchase and financing of a business and its ability to establish itself as a profitable business. The Company's ability to achieve these objectives cannot be determined at this time.

Note 2.           Income Taxes

                  BNN has filed its corporate income taxes since its inception. There is an operating loss of which expires between 2003 and 2005.

 Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATION

                The following is management's discussion and analysis of significant factors which have affected the Registrant's financial position and operations. The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

General

                The Company had no activities during the year ended December 31, 1994. On January 11, 1995 an Exchange Agreement was entered into between the BNN Corporation and Celebrity Shopping Network, Inc.("Celebrity") which called for the exchange of shares of BNN Corporation common stock for shares of Celebrity common stock with the result that Celebrity Network became a wholly-owned subsidiary of BNN Corporation. On March 3, 1995, the Company completed the Exchange and Celebrity became a wholly-owned subsidiary of the Company. Celebrity was a start-up venture formed to implement a celebrity home shopping television network which never commenced operations. In November 1995, the transaction was rescinded. All of the shares of stock issued by the Company to Celebrity shareholders were returned to the Company with the exception of 800,000 shares retained as complete compensation for expenses incurred by certain Celebrity shareholders.

Results of Operations

                The Company had no operations and continued to seek other business subsequent to the rescission.

Liquidity

                As of March 31, 1995, the Company had no funds. The funds subsequently obtained by the Company have been provided by the sale of securities. These funds have been used by the Company for payment of expenses incurred in connection with the exploration of new business ventures.

PART II.        ADDITIONAL INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

                The Company filed a Current Report on Form 8-K dated March 3, 1995 to reflect the acquisition of Celebrity Shopping Network, Inc.

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 1996         BNN CORPORATION
                                 (Registrant)

                                _____________________________________________
                                Henry Siegel, Chairman of the Board, Director (Principal, Financial and Accounting Officer)


                                _____________________________________________
                                Paul Siegel, Director


                                _____________________________________________
                                Martin Miller, Treasurer and Director


                                _____________________________________________
                                Raymond Volpe, Director