Form 10QSB
period 1995-06-30
BNN CORP
filed 1996-11-05
CIK 848447

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 1995           Commission File No. 0-17591

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

                                Yes _____ No __X__


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes_____ No___X___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,263,082

         Transitional Small Business Disclosure Format (check one): Yes______ No_____

                                 BNN Corporation
                          (A Development Stage Company)


                                      INDEX
                                                                        PAGE
                                                                        ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets at June 30, 1995
           (unaudited) and December 31, 1994                              3

          Statements of Income for the
          Six Months and Three Months                                     4
          Ended June 30, 1995 and 1994 (unaudited)

          Statements of Cash Flows for the Six
          Months Ended June 30, 1995 and 1994 (unaudited)                 5

          Notes to Financial Statements                                   6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      7

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                                  BALANCE SHEET


                ASSETS
Current Assets                               June 30, 1995    December 31, 1994
          Cash                                 $    -0-           $   -0-
Total Assets                                        -0-               -0-
                                               =========          ========
     LIABILITIES & STOCKHOLDERS' EQUITY
Total Liabilities                              $   4,800          $   -0-
                                             -----------         ---------

Stockholders' Equity
Common Stock $.01 par value
authorized 50,000,000 shares
Issued and outstanding 8,263,082                  82,630             42,631
Paid-in Capital                                3,418,573          1,358,573
Stock Subscription                            (2,100,000)             --
Retained Earnings - 12/31/94                  (1,401,204)        (1,401,204)
Loss on Operations                                (4,800)             -0-
Total Stockholder's Equity                        (4,800)             -0-
                                             -----------         ---------

Total Liabilities and Stockholders Equity    $       -0-         $    -0-
                                             ===========         =========


The accompanying notes are an integral part of this financial statement.

                                 BNN Corporation
                          (A Development Stage Company)

                             Statement of Operations
                                  June 30, 1995



                                                 For the three months ended          For the six months ended
                                                          June 30                            June 30
                                                   1995           1994               1996                1994
Revenue                                         $   -0-         $   -0-            $  -0-             $   -0-
Operating Expenses
 General administrative expenses                  4,800             -0-               -0-                 -0-
Operating Income (loss)                                             -0-               -0-                 -0-
Income (loss) before income tax                   4,800             -0-               -0-                 -0-
                                                -------         -------           -------             -------

                                 BNN Corporation
                          (A Development Stage Company)

                             Statement of Cash Flow




                                                              Six Months ended June 30,      Six Months ended June 30,
                                                                        1995                           1994
Cash Flows from Operating Activities:                                 $  -0-                         $  -0-
  Net loss                                                              4,800                           -0-
                                                                      --------
  Adjustment to reconcile net loss to net cash
   used by operating activities:                                                                        -0-
   Increase in receivables
   Increase in accrued expenses                                        (4,800)                          -0-
                                                                      --------
      Net cash used in operating activities                               -0-                           -0-
Cash Flows from Financing Activities                                      -0-                           -0-
    Proceeds from issuance of common stock                                -0-                           -0-
      Net cash provided by financing activities                           -0-                           -0-
Net change in cash                                                        -0-                           -0-
                                                                      --------
Cash                                                                                                    -0-
     Beginning of the period                                              -0-                           -0-
     End of the period                                                    -0-                           -0-

                                 BNN Corporation
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS


Note 1.           SIGNIFICANT ACCOUNTING PRINCIPLES

                  The accompanying balance sheet and the income and cash flow statements of the Company (other than the Balance Sheet information at December 31, 1994) have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows at the date and for the period herein have been made.

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

                  The Company is a development stage company, as defined in Financial Accounting Standards Board No. 7. The Company is devoting substantially all of its present efforts in securing and establishing a new business. The Company's ability to achieve these objectives cannot be determined at this time. The Company acquired all of the shares of Celebrity Shopping Network, Inc. ("Celebrity") a start-up company in March 1995 and rescinded the transaction in November 1995. No effect is given to the transaction herein. Therefore, its planned principal operations have not commenced and, accordingly, no revenue has been derived therefrom during the inactive period. In addition, the Company does not presently have adequate financing to carry out its business plan.

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

Note 4.           Income Taxes

                  BNN has filed its corporate income taxes since its inception. There is an operating loss of $1,550,000 which expires between 2003 and 2005.

Note 4.           Start Up Costs

                  These amounts represent certain capitalized expenses incurred in the formation of the business including consulting fees, travel expenses, and other costs. They will be amortized when revenue begins to be generated.

Note 5.           Subsequent Events

                  In June 1995 the company raised working capital through the issuance of 4,000,000 shares of common stock for notes in the amount of $2,100,000.

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

General

                The Company had no activities during the year ended December 31, 1994. On January 11, 1995 an Exchange Agreement was entered into between the Company and Celebrity Shopping Network, Inc. ("Celebrity") which called for the exchange of shares of the Company's common stock for shares of Celebrity common stock. On March 3, 1995, the Company completed the Exchange and Celebrity Network became a wholly-owned subsidiary of the Company. Celebrity was formed as a start-up venture to launch a television celebrity home shopping network; and never commenced operations Celebrity was a start up and did not implement its business plan. In November 1995, that Agreement was rescinded. All of the shares of stock issued by the Company to Celebrity shareholders were returned to the Company with the exception of 800,000 shares retained as complete compensation incurred by certain Celebrity Shareholders. Celebrity was formed to implement a celebrity shopping network; Celebrity was a start up and did not implement its business plan.

Results of Operations

                The Company incurred administrative expenses of $4,800 during this period while receiving no revenue. As a result, the company incurred a loss of $4,800 during the six months ended June 30, 1995 and no loss for the comparable period in the prior year when the Company had no activity.

Liquidity

                As of June 30, 1995 the Company had no funds. It sold 4,000,000 shares for full recourse notes in the amount of $2,100,000 in June 1995.

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