Form 10QSB
period 1995-09-30
BNN CORP
filed 1996-11-06
CIK 848447

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


                                   FORM 10-QSB
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 1995      Commission File No. 0-17591

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

                               Yes _____ No __X__

         The number of shares of Common Stock outstanding as of September 30, 1995 was $9,063,082.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes_____ No__X___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,263,082

         Transitional Small Business Disclosure Format (check one): Yes______ No_____

                                 BNN Corporation
                          (A Development Stage Company)


                                      INDEX
                                                                          PAGE
                                                                          ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets at September 30, 1995
           (unaudited) and December 31, 1994                               3

          Statements of Income for the
          Nine Months and Three Months
          Ended September 30, 1995                                         4
          and 1994 (unaudited)

          Statements of Cash Flows for the Nine
          Months September 30, 1995 and 1994 (unaudited)                   5

          Notes to Financial Statements                                    6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       7

PART II.  Financial Information

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements


                                  BALANCE SHEET


                             ASSETS
Current Assets                                                  September 30, 1995       December 31, 1994
          Cash                                                         $  -0-                  $    -0-
          Deposits                                                       3,900                      -0-
Total Current Assets                                                     3,900                      -0-
Other Assets
          Organizational Costs                                          25,000                      -0-
                                                                      --------                 --------
Total Assets                                                            28,900                      -0-
               LIABILITIES & STOCKHOLDERS' EQUITY                     ========                 --------
Total Liabilities                                                     $ 14,800                 $    -0-
                                                                      --------                 --------

Stockholders' Equity

Common Stock $.01 par value
authorized 50,000,000 shares
Issued and outstanding 9,063,082                                        90,631                    42,631
Paid-in Capital                                                      3,490,573                 1,358,361
Stock Subscription                                                  (1,958,600)
Retained Earnings - 12/31/94                                        (1,401,204)               (1,401,204)
Loss on Operations                                                    (207,300)
Total Stockholder's Equity                                              14,100
                                                                     ---------                ----------

Total Liabilities and Stockholders Equity                          $    28,900                $   -0-
                                                                   ===========                ==========

The accompanying notes are an integral part of this financial statement.

                                 BNN Corporation
                          (A Development Stage Company)

                             Statement of Operations



                                                 For the three months ended             For the nine months ended
                                                        September 30                           September 30
                                                   1995               1994               1995                1994
Revenue                                         $   -0-            $   -0-           $    -0-            $    -0-
Operating Expenses
 General administrative expenses                   122,500             -0-              127,300               -0-
Operating Income (loss)                           (122,500)            -0-             (127,300)              -0-
Settlement of rescinding CSN                       (80,000)            -0-              (80,000)              -0-
                                                 ----------                            ---------
Income (loss) before income tax                   (202,500)            -0-             (127,300)              -0-
                                                 ==========                            =========


                                 BNN Corporation
                          (A Development Stage Company)

                             Statement of Cash Flow




                                                                  Nine Months ended               Nine Months ended
                                                                   September 1995                  September 1994
Cash Flows from Operating Activities:                                   $   -0-                      $   -0-
  Net loss                                                               (207,300)                       -0-
   Increase in receivables                                                                               -0-
   Increase in accrued expenses                                            14,800                        -0-
      Net cash used in operating activities                               192,500                        -0-
Cash Flows from Financing Activities                                      -------                        -0-
    Proceeds from issuance of common stock                                192,500                        -0-
      Net cash provided by financing activities                           192,500                        -0-
Net change in cash                                                          -0-                          -0-
Cash                                                                      -------                        -0-
     Beginning of the period                                                -0-                           0
     End of the period                                                      -0-                          -0-


                                 BNN Corporation
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 1.           SIGNIFICANT ACCOUNTING PRINCIPLES

                  The accompanying balance sheet and the income and cash flow statements of the Company (other than such statements for the last fiscal year) have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows at the date and for the period herein have been made.

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

                  The Company is a development stage company, as defined in Financial Accounting Standards Board No. 7. The Company is devoting substantially all of its present efforts in securing and establishing a new business. The Company's ability to achieve these objectives cannot be determined at this time. The Company acquired all of the shares of Celebrity Shopping Network, Inc. ("Celebrity"), a start-up company, in March 1995 and rescinded the transaction in November 1995. No effect is given to the transaction herein or to the operations of Celebrity. Therefore, its planned principal operations have not commenced and, accordingly, no revenue has been derived therefrom during the inactive period. In addition, the Company does not presently have adequate financing to carry out its business plan.

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


Note 2.           Income Taxes

                  BNN has filed its corporate income taxes since its inception. There is an operating loss which expires between 2003 and 2005.

Note 3.           Start Up Costs

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

General

                The Company had no activities during the year ended December 31, 1994. On January 11, 1995 an Exchange Agreement was entered into between the Company and Celebrity Shopping Network, Inc. ("Celebrity") which called for the exchange of shares of the Company's common stock for shares of Celebrity common stock. On March 3, 1995, the Company completed the Exchange and Celebrity Network became a wholly-owned subsidiary of the Company. Celebrity was formed as a start-up venture to launch a television celebrity home shopping network; and never commenced operations. In November 1995, that Agreement was rescinded. All of the shares of stock issued by the Company to Celebrity shareholders were returned to the Company with the exception of 800,000 shares retained as complete compensation incurred by certain Celebrity shareholders.

Results of Operations

                The Company continued to seek other business subsequent to the rescission.

                The Company incurred administrative expenses of $207,300 during this period while receiving no revenue. As a result, the company incurred a loss of $207,300 during the nine months ended September 30, 1995 and no loss for the comparable period in the prior year when the Company had no activity.

Liquidity

                As of September 30, 1995 the Company had no funds. In June 1995 the Company sold 4,000,000 shares for full recourse notes. The Company's funds have been provided by payment of notes. These funds have been used by the Company have been used to pay for expenses incurred in connection with the exploration of new business.

                           PART II - OTHER INFORMATION


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