Form 10KSB
period 1995-12-31
BNN CORP
filed 1996-11-06
CIK 848447

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995       Commission File Number 0-17591

                                 BNN CORPORATION
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

              Nevada                                  93-0957030
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                 345 Park Avenue South, New York. New York 10010
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 779-6601
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock Par Value $0.01
--------------------------------------------------------------------------------
                            (Title and Class of each)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _____ No __x___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 1 O-K or any amendment to the Form 10-K. [ ]

No market value for the common stock held by non-affiliates of the Registrant as of any current date may be given since there is no current trading market for the shares. As of December 31, 1995 there were 14,563,082 issued and outstanding shares of common stock of the Registrant.

                                     PART I

Item 1. Business

History and Organization

         BNN Corporation (the "Company" or "BNN") is a successor of Business News Network, Inc., originally incorporated as Sunburst Construction, Inc. under the laws of the state of Utah on February 27, 1978. The Company had little activity since its inception. On May 21, 1987 the Company merged with Polo Clubs of America, Inc. a Nevada corporation. Terms of the merger included a change in domicile, from Utah to Nevada, a change in the capital structure of the Company, the cessation of subsidiary, and a name change of the parent to Polo Clubs of America, Inc.

         On August 11, 1989, Polo Clubs of America, Inc. acquired 100% of the outstanding stock of Business News Network, Inc. , a Nevada corporation, through the issuance of 1,000,000 shares of its common stock. Certificate of ownership and Articles of Merger were filed on September 17, 1987 in the office of the Secretary of State in Nevada. Terms of the articles included the merger of the parent and subsidiary into a single entity named Business News Network, Inc. and the cancellation of the subsidiary's common stock.

         Between 1987 and 1989 the Company attempted to commence various business operations. Due to lack of funds, the Company was not able to commence or continue their operations and rescinded or terminated any agreements or arrangements with respect to such business.

         In February 1992 the Company's Articles of Incorporation were revoked by the State of Nevada. On November 18, 1994 a Certificate of Reinstatement was issued by the State of Nevada and the name of the Company was changed to BNN Corporation.

         The Company as of December 31, 1995 was in the development stage, as defined in FSAB No. 7 and has had no business operations.

Acquisition of Shares of Celebrity Shopping Network and Rescission of Agreement

         As of March 3, 1995, and pursuant to an Exchange Agreement executed on January I 1, 1995 the Company acquired all of the shares of Celebrity Shopping Network, Inc. ("Celebrity") from Celebrity's shareholders and subscribers for 6,300,000 shares of BNN common stock. Celebrity contemplated launching a home shopping network hosted by celebrities. The Company was unable to obtain financing and the subsidiary did not operate the network. On November 3, 1995 the former shareholders of Celebrity and the Company entered into a Rescission Agreement rescinding, the transaction. Pursuant to the Rescission Agreement the Celebrity shareholders returned to the Company 5,500,000 shares and certain Celebrity shareholders retained 800,000 shares for services rendered to the Company prior to the rescission.

Corporate Offices

         The Company presently maintains its executive offices at 345 Park Avenue South, New York, New York 10010 which are provided at no charge by an affiliate of Henry Siegel, the President of the Company.

Item 2. PROPERTIES
        None.

Item 3. LEGAL PROCEEDINGS
        None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        There were no matters submitted to the shareholders of the Company during 1995.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

        There was no trading market for the Company's common stock during 1994 and 1995.

         As of December 31, 1995, there were 327 record holders of the Company's Common Stock.

         Although there are no restrictions on the Company's ability to declare or pay dividends, the Company does not have and never has had the financial ability to declare a dividend and has not declared or paid dividends on its Common Stock since inception.


 Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

         The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations.

General

         The Company had no activities during the year ended December 31, 1994. On January 11, 1995 an Exchange Agreement was entered into between the Company and shareholders of Celebrity Shopping Network, Inc. ("Celebrity") that called for the exchange of one share of common stock of the Company for shares of Celebrity stock outstanding or subscribed for. On March 3, 1995, the Company completed its Exchange Agreement and Celebrity became a wholly-owned subsidiary of the Company. Celebrity was a newly organized company attempting to establish a celebrity based home shopping network. The network never became operational. On November 3, 1995, the Exchange Agreement was rescinded. All of the shares of stock issued by the Company in connection with the Exchange Agreement were returned to the Company with the exception of 800,000 shares retained by Celebrity shareholders as complete compensation for services rendered to the Company prior to the rescission. The financial statements have been prepared as if the transaction had not occurred other than the issuance of the aforesaid 800,000 shares retained.

         The Company is a development stage company, as defined in FASB No. 7.

         Management will continue to seek business opportunities for the Company.

Year Ended December 31, 1995 and 1994

         During 1995 the Company had no revenues, but management continued.

Liquidity and Capital Resources

         Except for nominal cash and deposits, the assets of the Company have remained constant from the year ended December 31, 1994 and the year ended December 31, 1995. In June 1995 the Company issued 4,000,000 shares for notes in the aggregate amount of $2,100,000 a portion of which has been paid and used for expenses incurred in connection with the Company's continued search for a business.

Item 7. FINANCIAL STATEMENTS

         Reference to the attached financial statements for December 31, 1994 and 1995 and the periods then ended attached hereto.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS IN COMPLIANCE WITH SECTION 16(g) OF THE EXCHANGE
         AGREEMENT

        The following persons are the officers and directors of the Company and their ages. Each such person assumed his office in 1995. Each director serves until the next annual meeting of shareholders and until he dies, resigns, is removed or his successor is elected.

Name:                      Age:      Position:

Henry Siegel               54        Chairman of the Board, President and Chief
                                     Executive Officer
Paul Siegel                54        Executive Vice President and Director

Ray Volpe                  55        Vice President and Director

Martin Miller              56        Secretary, Treasurer and Director

         Henry Siegel, Chairman of the Board and President, is a respected broadcasting, marketing and advertising executive who has also served as chairman of the board of Lexington Broadcasting Systems and All American Entertainment. Henry Siegel is recognized as the pioneer of the television barter syndication business who helped to launch many successful television programs including "Fame" and "Baywatch," the most watched television program in the world. Mr. Siegel's experiences in advertising and marketing executive with Grey Advertising, and his work in developing and acquiring cable networks compliments his expertise as an administrator and as a skilled corporate finance network. Mr. Siegel was recently cited as one of "Fifty Who Made a Difference:
TV's landscape honed by pioneers and visionaries: these were the executives who made it America's medium," as published in the Spring, 1995 Special Collector's Edition of Advertising Age Magazine. The edition highlighted fifty years of television advertising.

         Paul Siegel, Chief Executive Officer, is a Los Angeles-based producer/distributor of top rated television series such as "Baywatch" and "Family Feud." He has also created successful live event television specials including "The Mysteries of the Pyramids" and "The Return to the Titanic." Paul Siegel has had extensive involvement in the tv shopping business as well as the management of a cable network. In the early 1980's Paul Siegel was instrumental in launching STN (Shop TV Network) with JC Penney as a partner. For the last ten years Mr. Siegel has created infomercials for Glen Campbell and others as well as developing the "All American Sports Shop," a weekly syndicated shopping show for sports memorabilia. Most recently he was involved in "Maxmusic," a daily late-night talk show for the sale of music library products. In the mid 1980's Paul helped re-launch the nostalgia channel. Under [LBS] the joint venture handled virtually all aspects of the channel including ad sales, marketing and research. Paul Siegel and Henry Siegel are brothers.

         Ray Volpe, a Director, is President and was an establishing partner of Kaleidoscope, a marketing and promotion company based in New York, representing multi-national corporations including General Motors, Proctor & Gamble and other blue chip companies.

         Martin Miller has been a private investor since 1970. He commenced his work in career and banking in New York where he was engaged in asset-based leasing transactions. In 1965 he organized Leasing Consultants Incorporated acting as President and Chief Executive Officer, to engage in aircraft leasing. This company was sold to a consortium of European banks in 1970.

         Henry Siegel and Paul Siegel are orally the officer, director or the present shareholder filed a Form 3 or 4.

Item 10. EXECUTIVE COMPENSATION

         During the fiscal year ended December 31, 1995, no officer, director, employee, or affiliate of the Registrant received any remuneration. Moreover, for this period the Company has had no bonus, profit sharing plan, or other compensation plan in which the executive officers or directors are participants. The Company's directors received no fees for their services as a director; however, directors and their affiliates were reimbursed for expenses incurred by them in connection with the Company's business.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         At December 31, 1995 there were issued and outstanding, 14,563,082 shares of common stock of the Company, the Company's only class of voting securities. The Company has no knowledge of any arrangements which could affect a chance of control of the Company.

         The following table sets forth, as of December 31, 1995, the number and percentage of outstanding shares of common stock owned by (i) each person known to the Company who owns more than five percent of the outstanding, common stock,
(ii) each officer and director of the Company, and (iii) officers and directors of the Company as a group:


            Name of Beneficial Owner                       Amount Ownership                   Percent of Class
            ------------------------                       ----------------                   ----------------
Henry Siegel                                              600,000 (1)                         4.27$
Paul Siegel                                               510,000 (1)                         4.27$
Raymond Volpe                                             900,000 (2)                         6.4$
Kaleidoscope Media Group, Inc.                            400,000 (2)                         2.84%
Martin Miller                                             0                                   0

                                        7

All directors and executive officers
as a group (3 persons)                                    2,000,000 (1)                       14.94%

(1) Includes 100,000 shares owned by an affiliate of Messrs. Henry Siegel and Paul Siegel. The Siegels deny beneficial ownership of such shares.

(2) Raymond Volpe is a principal shareholder of Kaledoscope Media Group, Inc. and the shares of such company Mr. Volpe denies beneficial ownership of such shares.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Messrs. Henry Siegel and Paul Siegel, directors of the Company, were principal shareholders and affiliates of Celebrity. The 5,500,000 shares received upon completion of the recession transaction of Celebrity were distributed by the Company. Of these shares, Messrs. Henry Siegel and Paul Siegel each received 500,000 shares and an affiliated corporation received 100,000 shares. Mr. Raymond Volp, a director, received 500,000 shares and an affiliated company received 400,000 shares

                                     PART IV

Item 14. Exhibits and Reports on Form 8-K

         Exhibits:

         None

         Reports on Form 8-K:

         None

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 1996
                                 BNN CORPORATION
                                 (Registrant)

                                 ______________________________________________
                                 Henry Siegel, Chairman of the Board, Director (Principal, Financial and Accounting Officer)

                                 ______________________________________________
                                 Paul Siegel, Director


                                 ______________________________________________
                                 Martin Miller, Director


                                 ______________________________________________
                                 Raymond Volpe, Director

                                 C O N T E N T S



Independent  Auditors'  Report ..................................           1-2

Balance  Sheet as of December 31, 1994 ..........................           3

Statement  of  Stockholders'  Equity ............................           4-7

Notes to Audited Financial Statements ...........................           8-10

                                WlLLIAM L. CLANCY
                          CERTIFIED PUBLIC ACCOUNTANTS

CENTRAL PLAZA
SUITE 890                                                        (602) 266-2646
4041 NORTH CENTRAL AVENUE                                   FAX: (602) 266-2402
P.O. BOX 16627 (85011-6627)
PHOENIX, ARIZONA 85012

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
BNN Corporation
Beverly Hills, CA 90212

I have audited the accompanying balance sheet of BNN Corporation (a dormant Corporation that has been reactivated to undertake development stage activities) and the related statement of stockholders' equity as of December 31, 1994. This financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit of the financial statements provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BNN Corporation (a dormant Corporation that has been reactivated to undertake development stage activities) as of December 3l, 1994, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a Development Stage Company as defined in Financial Accounting Standards Board Statement No. 7. The Company is devoting substantially all of its present efforts in establishing a new business and its planned principal operations have not commenced and, accordingly, no revenue has been derived therefrom. In addition, the Company does not presently have adequate financing to carry out its business plan. These factors raise substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon a successful purchase and financing of a business and its ability to establish itself as a profitable business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ William L. Clancy
June 23, 1995

                                 BNN Corporation
                          (A Development Stage Company)
                                  BALANCE SHEET

                               December 31, 1994
                                     ASSETS

Assets                                                            NONE

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                                       NONE
 Stockholders' Equity
  Common Stock, Par Value $.01
  Authorized 50, 000, 000 shares
  Issued and Outstanding 4,263,082
  Shares at December 31, 1994
                                                          $     42,631
 Additional Paid-In (capital                                 1,358,573
 Deficit Accumulated During
  The Development Stage                                     (1,40I,204)
                                                          --------------
Total Liabilities and Stockholders' Equity                        NONE


              The accompanying notes are an integral part of these
                              financia1 statements

                                 BNN Corporation
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                December 31, 1994
                                                                      Deficit
                                                                    Accumulated
                              Common Stock       Additional         During The
                            Shares   Amount        Paid-In          Development
                                                   Capital             Stage

 Balance - February
 27, 1978 Through
   March, 1987               1,500     $ 1,500      $                $   (1,500)
 2665:1 Stock
   Split - April,
   1987                  3,996,000       2,498                           (2,498)
 Issuance of
   Common Stock
   for Services-
   June, 1987                2,500           2
 Acquisition of
   Business News
   Network, Inc .
   August, 1987          1,000,000       1,000         11l,654
 Acquisition of
   Film Rights
   and other
   Assets From
   Applause
   Productions,
   Inc - December,
   1987                  1,000,000       1,000
 Net Loss For Year
   Ended December
   31, 1987                                                            (494,594)
                                      ----------  ----------  -----  ----------
 Balance - December
     31, 1987            6,000,000     $ 6,000      $ 11l, 654       $ (498,592)

 Acquisition of
   Film Distribution
   Rights From Filmagic'
   Inc. - August,
   1988                    200,000         200             300
 Issuance of Common
   Stock to Pelham
   Investments, Ltd.
   in Cancellation
   of Indebtedness -
   September, 1988         759,315         759         378,899
 Issuance of
   Additional Shares
   of Common Stock
   to Filmagic, Inc.
   Pursuant to
   Distribution
   Agreement
   October, 1988           300,000         300            (300)

              The accompanying notes are an integral part of these
                              financia1 statements

                                 BNN Corporation
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                December 31, 1994

                                                                      Deficit
                                                                    Accumulated
                              Common Stock        Additional        During The
                            Shares   Amount        Paid-In          Development
                                                   Capital             Stage

Issuance of Common
 Stock to Yucca
 International,
 S.A., in
 Cancellation of
 $317.163 in
 Indebtedness
 December, 1988               634,326    634       316,529                  --

Issuance of Common
 Stock To Pelham
 Investments, Ltd.,
 in Cancellation
 of $156,374 in
 Indebtedness -
 December, 1988               312,747    313       156,061                  --
Cancellation of
 Agreement to
 Acquire Film
 Distribution
 Rights from
 Filmagic, Inc.
 February 28,
 1989 Retroactive
 to December 31,
 1988                        (500,000   (500)         --                    --
Cancellation of
 Agreement to
 Acquire Film
 Distribution
 Rights and
 Other Assets
 From Applause
 Productions,
 Inc. - February
 28, 1989
 Retroactive to
 December 21,
 1988                        (750,000)  (750)         --                    --
Net Loss For The
 Year Ended
 December 31,
 1988                                                                 (449 991)
                            ---------  ------     ----------          ----------
 Balance - December
 31, 1988                   6,956,388 $6,956       $963,143        $   (948,583)

              The accompanying notes are an integral part of these
                             financia1 statements

                                 BNN Corporation
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                December 31, 1994

                                                                      Deficit
                                                                    Accumulated
                                 Common Stock      Additional       During The
                               Shares     Amount     Paid-In        Development
                                                     Capital           Stage

Issuance of Common
 Stock in
 Consideration for
 Loan - February 2,
 1989                             300,000       300         2,700          --
Issuance of Common
 Stock For
 Consulting
 Services - March
 9, 1989                           100,00       100          --            --
Issuance of Common
 Stock For
 Consulting
 Services - April
 13, 1989                         100,000       100          --            --
10:1 Reverse
 Split - May
 24, 1989                      (6,709,825)        9            (9)         --
Issuance of
 Common Stock
 For Consulting
 Services
 July 19, 1989                     10,000       100         4,900          --
Issuance of
 Common Stock
 In Cancellation
 of $73,720 In
 Indebtedness -
 July 19, 1989                    147,440     1,475        72,245          --
Net Loss For Year
 Ended December
 3l, 1989                                                              (491,633)
                                  -------  --------  ------------  -  --------
Ba1ance - December
 31, 1989
(Unaudited)                       904,003  $  9,040  $  1,042,979  $(l,440,216)

Issuance of
 Common Stock
 In Cancellation
 Of $250,000 In
 Indebtedness -
 January 23,
   1990                         3,000,000    30,000       220,000          --
Issuance of
 Common Stock
 In Cancellation
   Of $76,965 In
 Indebtedness -

              The accompanying notes are an integral part of these
                             financia1 statements

                                 BNN Corporation
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                December 31, 1994

                                                                      Deficit
                                                                    Accumulated
                                Common    Stock      Additional      During The
                               Shares     Amount     Paid-In        Development
                                                     Capital           Stage

March 3, 1990                      92,362       924        76,041
Issuance of
 Common Stock
 In Cancellation
 Of $22,220 In
 Indebtedness -
 May, 1990                        266,717     2,667        19,553
Net Gain On
 Transfer Of
 Assets For
 Indebtedness
 March 3, 1990                                                           39,012
                              --------- -----------  ------------  ------------
 Balance - December
 3l, 1990
(Unaudited)                     4,263,082  $ 42,631    $l,358,573  $ (l,40l,204)

Corporation has
 Been Inactive
 from January 1,
 1991 Through
 December 31,
 1994. This
 Audit of
 Stockholders'
 Equity inc1udes
 The inactive
 Period from
 January 1, 1991
 Through
 December 31,
 1994.                                                                        0
                              --------- -----------  ------------  ------------
Balance - December
 31, 1994                     4,263,082 $    42,631  $  1,358,573  $ (1,401,204)




              The accompanying notes are an integral part of these
                              financia1 statements

                                 BNN Corporation
                         (A Development Stage Company)
                     NOTES TO AUDITED FINANCIAL STATEMENTS
                               December 31, 1994

NOTE 1-SIGNIFICANT ACCOUNTING POLICIES

a.   Organization

BNN Corporation is a successor of Sunburst Construction, Inc., a corporation organized under the laws of the state of Utah on February 27, 1978. The corporation had little activity since its inception and on May 21, 1987 merged with Polo Clubs of America, Inc., a Nevada corporation. Terms of the merger included a change in domicile, from Utah to Nevada, a change in the capital structure of the corporation, the cessation of subsidiary, and a name change of the parent to Polo Clubs of American, Inc.

On August 11, 1987, Polo Clubs of America, Inc. acquired 100% of the outstanding stock of Business News Network, Inc., a Nevada corporation, through the issuance of 1,000,000 shares of its common stock. Certificate of ownership and Articles of Merger were filed on September 17, 1987 in the office of the Secretary of State in Nevada. Terms of the articles included the merger of the parent and subsidiary into a single entity named Business News Network, Inc. and the cancellation of the subsidiary's common stock.

On December 15, 1987, the Company purchased all of the assets of Applause Productions, Inc including distribution rights to 84 titles of video software, for 1,000,000 shares of the Company's restricted common stock and a promissory note in the amount of $100,000. The Company did not have sufficient funds to market the films and on February 28, 1989, the Company and the Management of Applause Productions, Inc. agreed to cancel the purchase. For financial statement reporting, the Company reflected this cancellation transaction as if the cancellation occurred on December 31, 1988.

On August 4, 1988, the Company acquired the exclusive rights to distribute in the United States and Canada, three theatrical motion pictures owned by Filmagic, Inc., for 500,000 shares of the Company's restricted common stock valued at $2.50 per share. The Company did not have sufficient funds to market the films and on February 29, 1989, the Company and the Management of Film Magic, Inc. agreed to cancel the purchase. For financial statement reporting, the Company reflected this cancellation transaction as if the cancellation occurred on December 3l, 1988.

On January 23, 1990, the Company issued 3,000,000 shares of restricted common stock in cancellation of $250,000 of indebtedness.

                                 BNN Corporation
                         (A Development Stage Company)
                     NOTES TO AUDITED FINANCIAL STATEMENTS

                                December 31, 1994

On March 3, 1990, the Company decided to wind down its 900# operation as a result of the Company's being unable to secure proper financing. The Company exchanged it computers and equipment for cancellation of the indebtedness against it. The remaining liabilities and accrued expenses were cancelled in exchanged for common stock of the Company. Since this time the Company has been dormant until its reactivation in November, 1994.

On February 2, 1992, the Company's Corporate Charter was revoked by the State of Nevada. On November 1B, 1994, a Certificated of Reinstatement was issued by the State of Nevada and the name of the Company was changed to BNN Corporation.

The Company is a development stage company, as defined in Financial Accounting Standards Board No. 7. The Company is devoting substantially all of its present efforts in securing and establishing a new business and its planned principal operations have not commenced and, accordingly, no revenue has been derived therefrom during the inactive period. In addition, the Company does not presently have adequate financing to carry out its business plan. These factors raise substantial doubt its ability to continue as a going concern.

The financial statements have been prepared on the basis of accounting principles es applicable to a going concern. Accordingly, they do not purport to give effect to adjustments, if any, that may be necessary should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon a successful purchase and financing of a business and its ability to establish itself as a profitable business. The Company's ability to achieve these objectives cannot be determined at this time.

NOTE 2 - INCOME TAXES

At December 31, 1994, the Company has available net operating loss carryforwards of $1,397,209 which expire as follows:

 Year                     Expiration                           Amount
                             Date
 1987                        2003                           $ 455,582
 1988                        2004                             449,991
 1989                        2005                             491,633
                                                            -----------
                                                            $1,397,209

                                 BNN Corporation
                          (a Development Stage Company)
                      NOTES TO AUDITED FINANCIAL STATEMENTS
                                December 31, 1994

Note 3 - SUBSEQUENT EVENT

On January 11, 1995 an exchange agreement was entered into between BNN Corporation and Celebrity Network that called for the exchange of one share of BNN Corporation common stock for one share of Celebrity Network common stock with the result that Celebrity Network will become a wholly owned subsidiary of BNN Corporation.

On May 19, 1995, an additional 6,300,000 shares of common stock were issued at
 .01 per share for $63,000. At June 23, 1995 a total of 10,563,082 shares of common stock were outstanding.

As of June 23, 1995, the Company continues to be inactive and its planned principal operations have not commenced.

                                 BNN CORPORATION
                            BEVERLY HILLS, CALIFORNIA
                              FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1995

                                 BNN CORPORATION
                            BEVERLY HILLS, CALIFORNIA
                             AS OF DECEMBER 31, 1995



                                    CONTENTS

                   Accountants Report                  1

                   Balance sheet                       2

                   Statement Of Operations             3

                   Statement of Stockholders' Equity   4

                   Statement of Cash Flows             5

                   Notes to Financial Statements       6

                                  Herbert Woll
                          Certified Public Accountant
                                     (Ohio)
2891 Gant Quarters Drive                            23611 Chagrin Blvd., Ste 101
   Marietta, GA 30068                                   Beechwood, OH 44122
     (770) 565-7299                                        (216) 292-7505
   FAX (770) 977-5622                                   FAX (216) 464-1802

                              INDEPENDENT AUDITOR'S REPORT
Board of Directors
BNN Corporation
Beverly Hil1s, California

I have audited the accompanying Balance Sheet of BNN corporation (a development stage company) as of December 3l, 1995, and the related Statement of Operations. These financial statements are the responsibility of the company' s management. My responsibility is to express an Opinion on these financial statements based on my audit.

I have conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

The BNN is a development stage company. The successful completion of the Company's development program, an the attainment of profitable operations is dependent upon future events, and the obtaining of adequate financing to fulfill its activities, and achieve a level of sales, adequate to support the company.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. In my opinion, these financial statements present fairly, in all material aspects, the financial position of the Company as of December 31, 1995 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Herbert E. Woll
Herbert E. Woll,CPA (Ohio)
September 15,1996
                                     Page 1

                                 BNN CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS AT DECEMBER 31,1995

                                     ASSETS
                                     ------
Current Assets
--------------
     Cash                                              $    -0-
     Deposits                                             3,900
                                                          -----
Total Current Assets                                      3,900
--------------------

Other Assets
------------
     Organizational Costs                                25,000
                                                         ------

Total Assets                                           $ 28,900
------------                                           ========




                       LIABILITIES & STOCKHOLDERS' EQUITY
                       -----------------------------------

Total Liabilities                                      $    -0-
-----------------

Stockholders' Equity
--------------------
Cannon Stock . 01 par value
authorized 50, 000, 000 shares
Issued and outstanding 14,563,061                        82,631
Paid-in Capital                                       3,362,613
Stock Subscription                                   -1,865,713
Retained Earnings -12/31/94                          -l,401,204
Loss on Operations                                      149,427
Total Stockholder's Equity                               28,900
--------------------------                             ---------
Total Liab & Stockholders' Equity                     $  28,900
----------------------------------                    =========

         The accompanying notes are an integral part of this financial statement

                                 BNN CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1995

Revenues - Net Sales                                   $     -0-
--------

Operating Expenses
------------------
General & Admin Expense                                  149,427
                                                       ----------
Net Loss on Operations                                 $ 149,427
                                                       =========

Net Loss per share                                     $ .O1
--------------------                                   ======

         The accompanying notes are an integral part of this financial statement

                                 BNN CORPORATION
                          (A Development Stage Company)
                       Statement of Stockholders' Equity
                               December 31, 1995


                                                                  Deficit
                                                                  Accumulated
                                        Additional  CORPORATION   during
                                           Paid in        Stock   Development
                         Common  Stock     Capital Subscription   Stage
                         ------  -----  ---------- ------------   ------------


Balance Jan 1, 1995     3950000  39500     248,035                   -1401204
Reverse acquisition
CSN Inc. Mar 3, 1995    4263082   42631  1,054,578            0
Reversal                         -63000
Sale of Stock           2350000   23500
Sale of Stock           4000000   40000  2,060,000      -1865713
Net(Loss)                                                               -149427
                        1453082 $82,631  3,362,613      -1865713 $(1,550,631.00)

                         BNN CORPORATION
                         (A Development Stage Company)

                         Statement of Cash Flow
                         December 31, 1995

 Cash FIows from Operating Activities
 Net Loss                                                          -149427
                                                                     28900
                                                                   -------
Increase in asssets                                                 178327

 Cash Flows from Financing Activities
 Proceedsfrom Issuance of Common Stock  Net                         178327
                                                                    ------
 Net change in cash                                                      0
 Cash
 Beginning period                                                        0
 End of period                                                           0

                                 BNN CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1995

Note 1. Significant Accounting Policies
-----------------------------------------
     On November 18, 1994, a certificate was issued by the State of Nevada authorizing the change of the name of the corporation to BNN Corporation. The Company, has no assets and has been funded by loans and advances of its officers.

     The company is a development stage company, as defined by FASB #7. The company is devoting all of its efforts to securing or establishing a new business. As of December 31, 1995 a business has not been established, and no income has been generated. In addition, financing is not available to carry out its business plan. These factors raise substantial doubt about its ability to continue as a going concern.

     The financial statements have been prepared using the accounting principles of a going concern basis. They do not purport to give effect to the adjustments that may be necessary should the Company be unable to continue as a going concern.

Note 2. Method of Accounting
------------------------------
     These financial statements were prepared using the accrual method of accounting.

     Income Taxes
     ------------
     Bnn has filed its corporate income taxes since its inception. There is an operating loss of $ 1,550,000 which expire between 2003 and 2005.

Note 3. Start Up Costs
----------------------
     These amounts represent certain capitalized expenses incurred in the formation of the business including consulting fees, travel expenses, and other costs. They will be amortized when revenue begins to be generated

                                 BNN CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1995


Note 4. Subsequent Events
-------------------------
     In 1995 the company raised working capital through the issuance of 4,000,000 shares of common stock for notes in the amount of $ 2,100.000.00. As of December 31, 1995 $ 1,865,713 was still due. In 1996 the Company has received $ 1,512,784 in payments against these notes.