Form 10QSB
period 1996-03-31
BNN CORP
filed 1996-11-06
CIK 848447

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 1996          Commission File No. 0-17591

                                 BNN CORPORATION
--------------------------------------------------------------------------------
                (Exact name of registrant as specific in charter)

                    Nevada                           93-0957030
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

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

                               Yes _____ No __X__

         The number of shares of Common Stock outstanding as of March 31, 1995 was 14,563,082.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes_____ No______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,563,061

         Transitional Small Business Disclosure Format (check one): Yes______ No_____

                                 BNN Corporation
                          (A Development Stage Company)


                                      INDEX
                                                                        PAGE
                                                                        ----

PART I.     Financial Information

Item 1.     Financial Statements

            Balance Sheets at March 31, 1996
             (unaudited) and December 31, 1995                             3

            Statements of Income for the
            Three Months Ended March 31, 1996
             and 1995 (unaudited)                                          4

            Statements of Cash Flows for the Six
            Months Ended March 31, 1996 and 1995 (unaudited)               5

            Notes to Financial Statements                                  6

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     7

                                  BALANCE SHEET



                 ASSETS
Current Assets                                March 31, 1996  December 31, 1995
          Cash                                    $   -0-        $   -0-
          Accounts Receivable                      75,000
          Deposits                                  3,900          3,900
Total Current Assets                               78,900          3,900
Other Assets
          Organizational Costs                     25,000         25,000
Total Assets                                      103,900         28,900
                                                  =======         ======

     LIABILITIES & STOCKHOLDERS' EQUITY
Total Liabilities                                $    -0-        $   -0-
                                                 -------         ------

Stockholders' Equity
Common Stock $.01 par value
authorized 50,000,000 shares
Issued and outstanding 14,563,061                 146,731         82,631
Paid-in Capital                                 3,393,573          3,361
Stock Subscription                             (1,853,773)    (1,865,713)
Retained Earnings - 12/31/94                   (1,550,631)    (1,401,204)
Loss on Operations                                (30,000)      (149,427)
Total Stockholder's Equity                        103,900         28,900
                                                  -------         ------

Total Liabilities and Stockholders Equity     $   103,900    $    28,900
                                              ===========    ===========

The accompanying notes are an integral part of this financial statement.

                                 BNN Corporation
                          (A Development Stage Company)

                             Statement of Operations




                                       For the three months ended March 31

                                               1996          1995
Revenue                                     $   -0-         $ -0-
Operating expenses
 general administrative expenses              30,000          -0-
Operating income (loss)                      (30,000)         -0-
Income (loss) before income tax              (30,000)         -0-
Net Loss per share                             (002)          -0-

                                 BNN Corporation
                          (A Development Stage Company)

                             Statement of Cash Flow


                                                Three Months       Three Months
                                                 ended March          ended
                                                  31, 1996        March 31, 1995
Cash Flows from Operating Activities:
  Net loss                                         (30,000)             -0-
  Adjustment to reconcile net loss to net cash
   used by operating activities:                     -0-
   Increase in receivables                         (75,000)             -0-
   Increase in accrued expenses                      -0-                -0-
      Net cash used in operating activities        105,000              -0-
                                                   -------
Cash Flows from Financing Activities                 -0-
    Proceeds from issuance of common stock         105,000              -0-
      Net cash provided by financing activities   (105,000)             -0-
                                                  --------
Net change in cash                                   -0-                -0-
Cash
     Beginning of the period                         -0-                 0
     End of the period                               -0-                -0-
                                                 ========              =====

                                 BNN Corporation
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

Note 1.           SIGNIFICANT ACCOUNTING PRINCIPLES

                  The accompanying balance sheet and the income and cash flow statements of the Company have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows at the date and for the period herein have been made.

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

                  The Company is a development stage company, as defined in Financial Accounting Standards Board No. 7. The Company is devoting substantially all of its present efforts in securing and establishing a new business. The Company's ability to achieve these objectives cannot be determined at this time. The Company acquired all of the shares of Celebrity Shopping Network, Inc., a start-up company, in March

                  1995 and rescinded the transaction in November 1995. No effect is given to the transaction herein. Therefore, its planned principal operations have not commenced and, accordingly, no revenue has been derived therefrom during the inactive period. In addition, the Company does not presently have adequate financing to carry out its business plan.

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

Note 5.           Subsequent Events

                  In 1995 the company raised working capital through the issuance of 4,000,000 shares of common stock for notes in the amount of $2,100,000. In 1996 the Company has received $1,512,718.94 in payments against these notes.

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

Results of Operations

                The Company continued to seek other business subsequent to the rescission and in June 1996 entered into a letter of intent to acquire Kaleidoscope Media Group, Inc. ("KMG"). During the quarter ended March 31, 1996, the Company advanced sums to KMG and incurred other expenses in connection with seeking to enter into separate business venture with KMG. In June the Company determined to acquire KMG instead of establishing operations by itself.

                The Company incurred expenses of $30,000 during this period while receiving no revenue. As a result, the company incurred a loss of $30,000 during the three months ended March 31, 1996. This compares to no income or revenue in prior periods.

Liquidity

                The Company's funds have been provided by the sale of securities. These funds have been used by the Company for advances to KMG and for expenses incurred in connection with the exploration of new business.

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

Dated: November 5, 1996
                                  BNN CORPORATION
                                  (Registrant)



                                  _____________________________________________
                                  Henry Siegel, Chariman of the Board, Director (Principal, Financial and Accounting Officer)

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