Form 10QSB
period 1996-06-30
BNN CORP
filed 1996-11-06
CIK 848447

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 1996           Commission File No. 0-17591

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

                               Yes _____ No __X__

         The number of shares of Common Stock outstanding as of June 30, 1996 was 14,563,061.

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,563,061

         Transitional Small Business Disclosure Format (check one): Yes______ No_____

                                 BNN Corporation
                          (A Development Stage Company)


                                      INDEX
                                                                         PAGE
                                                                         ----

PART I.    Financial Information                                           3

Item I.    Financial Statements                                            4

           Balance Sheets at June 30, 1996
            (unaudited) and December 31, 1995                              5

           Statements of Income for the
           Six Months and Three Months
           Ended June 30, 1996 and 1995 (unaudited)                        6

           Statements of Cash Flows for the Six
           Months Ended June 30, 1996 and 1995 (unaudited)                 7

           Notes to Financial Statements

Item II.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                                  BALANCE SHEET



                                     ASSETS
Current Assets                                                     June 30, 1996         December 31, 1995
          Cash                                                         $  -0-               $ -0-
          Accounts Receivable                                           829,953
          Deposits                                                        3,900               3,900
Total Current Assets                                                    833,853               3,900
Other Assets
          Organizational Costs                                           25,000              25,000
Total Assets                                                            858,853              28,900
                                                                        =======
                       LIABILITIES & STOCKHOLDERS' EQUITY
Total Liabilities                                                      $  -0-               $ -0-
                                                                       --------             --------

Stockholders' Equity
Common Stock $.01 par value                                                                  82,631
authorized 50,000,000 shares
Issued and outstanding 14,563,061                                       146,731
Paid-in Capital                                                       3,393,573               3,361
Stock Subscription                                                     (993,632)         (1,865,713)
Retained Earnings                                                    (1,550,631)         (1,401,204)
Loss on Operations                                                     (137,188)           (149,427)
Total Stockholder's Equity                                              858,853              28,900
                                                                       --------

Total Liabilities and Stockholders Equity                            $  858,853          $   28,900
                                                                      ==========         ==========


The accompanying notes are an integral part of this financial statement.

                                 BNN Corporation
                          (A Development Stage Company)

                             Statement of Operations




                                                 For the three months ended          For the six months ended
                                                           June 30                            June 30
                                                   1996               1995               1996                1995
Revenue                                      $      -0-         $      -0-        $       -0-         $       -0-
Operating Expenses
 General administrative expenses                 (107,188)             -0-              137,188              4,800
Operating Income (loss)                           107,188              -0-             (137,188)
Settlement of rescinding CSN                                           -0-                                 (80,000)
                                               -----------                                                 --------
Income (loss) before income tax                  (107,188)             -0-             (137,188)           (84,800)


                                 BNN Corporation
                          (A Development Stage Company)

                             Statement of Cash Flow




                                                              Six Months ended June 30,      Six Months ended June 30,
                                                                        1996                           1995
Cash Flows from Operating Activities:                                 $   -0-                     $  -0-
------------------------------------
  Net loss                                                             (137,188)                   (4,800)
  Adjustment to reconcile net loss to net cash
   used by operating activities:                                                                     -0-
   Increase in receivables                                             (829,953)
   Increase in accrued expenses
      Net cash used in operating activities                             967,141                      -0-
                                                                        -------
Cash Flows from Financing Activities                                                                 -0-
    Proceeds from issuance of common stock                              967,141                      -0-
                                                                        -------
      Net cash provided by financing activities                         967,141                      -0-
                                                                        -------
Net change in cash                                                        -0-                        -0-
Cash                                                                                                 -0-
     Beginning of the period                                              -0-                         0
     End of the period                                                    -0-                        -0-


                                 BNN Corporation
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 1.           SIGNIFICANT ACCOUNTING PRINCIPLES

                  The accompanying balance sheet and the income and cash flow statements of the Company (other than the Balance Sheet at December 31, 1995) have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows at the date and for the period herein have been made.

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

                  The financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not purport to give effect to adjustments, if any, that may be necessary should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon a successful purchase and financing of a business and its ability to establish itself as a profitable business. The Company's ability to achieve these objectives cannot be determined at this time. The Company acquired all of the shares of Celebrity Shopping Network, Inc. in March and rescinded the transaction in November 1995. No effect is given to the transaction herein.

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

General

                The Company had no activities during the year ended December 31, 1994. On January 11, 1995 an Exchange Agreement was entered into between the BNN Corporation and Celebrity Shopping Network, Inc. ("Celebrity") which called for the exchange of shares of BNN Corporation common stock for shares of Celebrity's common stock. On March 3, 1995, the Company completed the Exchange and Celebrity became a wholly-owned subsidiary of the Company. Celebrity was formed to implement a celebrity home shopping television network but could not commence broadcasting of the network.

                In November 1995, that Agreement was rescinded. All of the shares of stock issued by the Company to Celebrity were returned to the Company with the exception of 800,000 shares retained as complete compensation for said rescission.

Results of Operations

                The Company continued to seek other business subsequent to the rescission and in June 1996 entered into a letter of intent to acquire Kaleidoscope Media Group, Inc. ("KMG"). During this period the Company advanced sums to Kaleidoscope and incurred other expenses in connection with such proposal acquisition as well as exploring other business including ventures with KMG.

                The Company incurred expenses of approximately $137,500 during this period while receiving no revenue. As a result, the company incurred a loss of $137,500 and 107,000 respectively, during the six months ended June 30, 1996 and the quarter then ended. This compares to no income or revenue and nominal loss in prior periods.

Liquidity

                The Company's funds have been provided by the sale of securities. These funds have been used by the Company for advances to KMG and for expenses incurred in connection with the exploration of new business and the negotiation of the KMG letter of intent. Upon completion of the acquisition, the Company will be an operating company and requires substantial amounts of capital for the operations of KMG. The Company contemplates selling additional securities in private placements for such funding.

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports of Form 10-K

        (a) Exhibit 27 -- Financial Data Schedule

        (b) None

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 1996
                                  BNN CORPORATION
                                  (Registrant)


                                    /s/
                                  _____________________________________________
                                  Henry Siegel, Chariman of the Board, Director (Principal, Financial and Accounting Officer)