Form 10QSB
period 1996-09-30
BNN CORP
filed 1996-11-22
CIK 848447

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 1996      Commission File No. 0-17591

                                 BNN CORPORATION
              -----------------------------------------------------
              (Exact name of registrant as specific in its charter)

             Nevada                                    93-0957030
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                 345 Park Avenue South, New York, New York 10010
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (212) 779-6601
                         -------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes_____ No______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1996: 14,563,061

         Transitional Small Business Disclosure Format (check one):
Yes______ No_____

                                 BNN Corporation
                          (A Development Stage Company)


                                      INDEX
                                                                         PAGE
                                                                         ----

PART I.     Financial Information

Item 1.     Financial Statements

            Balance Sheets at September 30, 1996                            3
            (unaudited) and December 31, 1995

            Statements of Income for the                                    4
            Nine Months and Three Months
            Ended September 30, 1996 and 1995 (unaudited)

            Statements of Cash Flows for the Nine                           5
            Months Ended September 30, 1996 and 1995 (unaudited)

            Notes to Financial Statements                                   6

Item 2.     Management's Discussion and Analysis of Financial Condition     9
            and Results of Operations

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                                 BNN Corporation
                          (A Development Stage Company)

                                 Balance Sheets



                                     ASSETS
                                                                September 30, 1996       December 31, 1995
Current Assets:
   Cash                                                         $      -0-                  $       -0-
   Accounts Receivable                                           1,347,780                          -0-
   Deposits                                                          3,900                        3,900
                                                               -----------                  -----------
Total Current Assets                                             1,351,680                        3,900
Other Assets:
     Organizational Costs                                           25,000                       25,000
                                                               -----------                  -----------
Total Assets                                                     1,376,680                       28,900
                                                               ===========                  ===========
                           LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
     Accrued Expenses                                          $     6,000                  $       -0-
                                                               -----------                  -----------
Total Liabilities                                                    6,000                  $       -0-
                                                               -----------                  -----------
Stockholders' Equity:
     Common Stock, $.01 par value,
        authorized 50,000,000 shares,
        issued and outstanding 14,563,061                          146,731                       82,631
      Paid-in Capital                                            3,393,573                    3,362,613
      Stock Subscription                                          (448,055)                  (1,865,713)
      Retained Earnings                                         (1,550,631)                  (1,401,204)
      Loss on Operations                                          (170,938)                    (149,427)
                                                               -----------                  -----------
        Total Stockholders' Equity                               1,370,680                       28,900
                                                               -----------                  -----------

Total Liabilities and Stockholders' Equity                     $ 1,376,680                  $    28,900
                                                               ===========                  ===========

The accompanying notes are an integral part of this financial statement.

                                 BNN Corporation
                          (A Development Stage Company)

                             Statement of Operations




                                                 For the three months ended        For the nine months ended
                                                        September 30,                    September 30,
                                                 --------------------------        -------------------------

                                                   1996             1995                1996             1995
                                                 --------        ---------          ------------       ---------
Revenue                                         $     -0-         $    -0-            $     -0-       $     -0-
Operating Expenses:
 General administrative expenses                   33,750          122,500              170,938         127,300
                                                 --------        ---------            ----------      ---------
Operating Income (Loss)                           (33,750)        (122,500)            (170,938)       (127,300)
Settlement of rescinding CSN                          -0-              -0-                  -0-         (80,000)
                                                 --------        ---------            ----------      ---------
Income (Loss) before income tax                   (33,750)        (122,500)            (170,938)       (207,300)

                                        4

                                 BNN Corporation
                          (A Development Stage Company)

                             Statement of Cash Flow




                                                                  Nine Months ended              Nine Months ended
                                                                 September 30, 1996             September 30, 1995
                                                                 ------------------             ------------------
Cash Flows from Operating Activities:
  Net loss                                                              $   (170,938)            $ (207,300)
  Adjustment to reconcile net loss to net cash
   used by operating activities:
   (Increase) in receivables                                              (1,347,780)                   -0-
   Increase in accrued expenses                                                6,000                 14,800
                                                                          ----------               ---------
      Net cash (used in) operating activities                             (1,512,718)              (192,500)
                                                                          ----------               ---------
Cash Flows from Financing Activities:
    Proceeds from issuance of common stock                                 1,512,718                192,500
                                                                          ----------               ---------
      Net cash provided by financing activities                            1,512,718                192,500
                                                                          ----------               ---------
Net change in cash                                                               -0-                    -0-
Cash -
     Beginning of the period                                                     -0-                    -0-
                                                                          ----------               ---------
     End of the period                                                  $        -0-               $    -0-
                                                                          ----------               ---------

                                 BNN Corporation
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

                  On August 11, 1987, Polo Clubs of America, Inc., acquired 100% of the outstanding stock of Business News Network, Inc., a Nevada corporation, followed by the merger of the parent and subsidiary into a single entity named Business News Network, Inc. The Company entered into a transaction whereby it acquired assets of a business.

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

                  Income Taxes

                  The Company has filed its corporate income taxes since its inception. There is an operating loss of $1,550,000 which expires between 2003 and 2005.

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

                  The Company, in an exchange for 9,500,000 shares of its common stock, acquired all of the shares of Kaleidoscope Media Group, Inc. in October 1996.

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

                In October 1996 the Company completed the acquisition of all the shares of KMG in exchange for its shares of common stock.

                The Company incurred expenses of approximately $170,938 during the nine month period ended September 30, 1996 while receiving no revenue. As a result, the Company incurred a loss of $170,938 and 33,750, respectively, during the nine months ended September 30, 1996 and the quarter then ended. This compares to no income or revenue in prior periods and net losses of $122,500 and 207,300 for comparable periods, respectively.

Liquidity

                The Company's funds have been provided by the sale of securities. These funds have been used by the Company for advances to KMG and for expenses incurred in connection with the exploration of new business and the negotiation of the KMG letter of intent. The Company completed the acquisition of KMG and is now an operating company and requires substantial amounts of capital for the operations of KMG. The Company contemplates selling additional securities in private placements for such funding.

                           PART II - OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

                (a)    Exhibit 27 -- Financial Data Schedule

                (b)    None


                Pursuant to the requirements of Section 13 or 14(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 20, 1996           BNN CORPORATION
                                   (Registrant)


                                   /s/ Henry Siegel
                                   ---------------------------------------------
                                   Henry Siegel, Chairman of the Board,
                                   Director (Principal, Financial and Accounting Officer)