Form 10KSB
period 1996-12-31
BNN CORP
filed 1997-04-15
CIK 848447

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the fiscal year ended December 31, 1996
                                       OR

|_|   TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the transition period from               to
                                                 -------------    --------------

Commission file number                0-17591
                        ---------------------------------

                                 BNN CORPORATION
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

                                     Nevada
              ----------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   93-0957030
              ----------------------------------------------------
                      (I.R.S. Employer Identification No.)


                 345 Park Avenue South, New York, New York 10010
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number            212-779-6601
                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class            Name of each exchange on which registered

----------------------------       ------------------------------------------

----------------------------       ------------------------------------------

----------------------------       ------------------------------------------

----------------------------       ------------------------------------------

----------------------------       ------------------------------------------



Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
        ----------------------------------------------------------------
                                (Title of Class)

        ----------------------------------------------------------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X       No
          -------     ---------


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

                       ----------------------------------

     Issuer's revenues for the year ended December 31, 1996 are $6,863,359.
     The aggregate market value of the voting stock held by nonaffiliates of the issuer is $9,502,383 (as of February 14, 1997). The number of shares outstanding of the issuer's common stock is 23,557,082 (as of February 14, 1997).

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format: Yes             No      X
                                                    ---------      ---------

                                     PART I


Item 1.  Description of Business

         (a) General Development of Business

                  BNN Corporation (the "Company"), a publicly traded corporation without operations, acquired all of the outstanding shares of Kaleidoscope Media Group, Inc. ("KMG") on October 22, 1996. The transaction was effected by issuing additional Company shares in an amount that resulted in the original KMG shareholders receiving approximately 40.3% of the then outstanding shares of BNN. For financial reporting purposes, the transaction was recorded as a recapitalization of KMG. KMG is the continuing, surviving, entity for accounting purposes, but BNN is the continuing entity for legal purposes.

                  KMG was formed on May 3, 1996 by the issuance of approximately 59.8% (equivalent to 5,685,688 Company shares) of its outstanding shares for approximately 91% of the outstanding shares of SeaGull Entertainment, Inc. ("SeaGull" and the issuance of approximately 40.2% of its outstanding shares (equivalent to 3,814,312 BNN shares) for the all of the outstanding shares of two affiliated corporations (People & Properties, Inc. ("P&P") and Kaleidoscope Entertainment, Inc. ("KE")) collectively referred to as the Kaleidoscope Sports Group ("KSG"). For financial reporting purposes, this transaction was recorded as a purchase of KG by SeaGull. In 1996, SeaGull acquired as treasury stock, the remaining 9% of its outstanding shares not then owned by KMG.

                  The Company through subsidiaries is a diversified entertainment company and operates two divisions:

                  The Entertainment Division (principally consisting of SeaGull's business activities) is primarily engaged in the business of the development, production and domestic and international distribution of entertainment properties and exploiting the related licensing and merchandising opportunities. It also provides consulting services in the development of specialty television programming and is involved in the acquisition and distribution of entertainment library properties. SeaGull's executives have in the past syndicated, both domestically and internationally, such televisions programs as "Fame" and "Baywatch." SeaGull was formed in July 1994 under the laws of the State of Delaware. During 1996 SeaGull entered into a joint venture agreement with Keller Entertainment with respect to the Tarzan syndicated television series which was introduced domestically in 1996 and internationally in 1997.

                  The Sports Division (principally consisting of KSG's business activities) is primarily engaged in sports and event marketing. KE is involved in the development, production and distribution of sports programming. In addition, KSG has represented sports properties and the rights associated with those properties. That representation has included the negotiation of rights fees and the negotiation and the development of licensing and merchandising opportunities in connection with those properties. P&P is primarily engaged in the business of sports and event marketing. Those responsibilities have included event management, sponsor and event representation, event related sales promotions, event related media and publicity, advertising and sponsorship sales and specialty publishing. P&P has also created and developed several event marketing properties. P&P manages PGA tour events sponsored by the Buick Motors Division of General Motors and provides other marketing and event management services for Buick.

                  In April 1997 the Company reached an agreement in principle with the Interpublic Group of Companies, Inc. ("IPG") for the formation of a new venture. The new venture which will be owned 51% by IPG and 49% by KE and PP, will acquire all of the sports, entertainment event marketing assets of KE and PP. All of the operations presently conducted by the KSG division will be conducted through the new venture. KE and PP will be paid a cash purchase price for its assets a portion of which will be paid at a closing and the balance over the next three years in an amount contingent upon the operations of the venture. The personnel of the KSG division including Ray Volpe, a director of the Company, will be employed by the venture. It is anticipated that the closing will occur in April 1997. If the closing occurs the business of KSG described herein shall be conducted by the new venture controlled by IPG. The Company would then only have an equity interest in the earnings, if any, of the venture.

                  The principal executive offices of the Company are located at 345 Park Avenue South, New York, New York 10010 and its telephone number is
(212) 779-6601.

         (b) Business

                                BUSINESS STRATEGY

                  The Company believes that the diverse nature of its operations is an important factor in being able to exploit business opportunities as they arise and in minimizing the Company's reliance on any one segment of the sports and entertainment industry.

                  With respect to its television operations, the Company focuses primarily on production and distribution of television products. The Company attempts to use strategic partnerships and pre-sales of distribution rights to finance production budgets once the Company has identified television properties to develop and produce. In addition, the Company emphasizes cost-effective production techniques and the pre-sale of advertising time and foreign distribution agreements by its television syndication operations to further attempt to limit or cover the costs of production. This strategy is important in maximizing the Company's profit from its television production operations and minimizing the risk of loss of capital. The Company believes that its expertise in both television production and domestic and foreign syndication is an important factor in its ability to successfully compete in this area.

                  The Company's distribution strategy is to become a leader in the international distribution of television properties in three categories: (i) one hour action dramas; (ii) children programming, and (iii) individual sports programming. In furtherance of achieving its strategic goals, the Company is seeking to expand its television operations through the acquisition of distribution and other representation rights to entertainment properties.

                  In the event the IPG acquisition is not concluded, the Company will seek to develop additional equity positions in sporting event properties through strategic acquisition of existing properties and the development of original properties. The Company uses strategic partnerships with sports advertisers and media entities together with pre-sales of sports sponsorships to finance the production and acquisition costs associated with these events. Through this strategy, the Company is able to develop a broad base of sports properties while minimizing the company's exposure in incurring rights fees and production costs. This strategy is important in maximizing the Company's profit from its sports operations. The Company believes that its expertise in both sports marketing and event production is an important factor in its ability to successfully compete in this area. The Company also plans to continue to expand its services as a sports consultant to major sports advertisers and media entities. Through this side of the Company's business, the Company is able to offer advertisers and media entities the opportunity to participate in the broad range of properties developed and created by the Company. This allows the Company to utilize its relationships with major advertisers and media components to offer high quality sports consulting services and to further the development of the Company's sports properties.

                            ENTERTAINMENT OPERATIONS

                  The Company produces and distributes television programming to domestic and international television stations, cable television networks and home video markets and sells commercial time to advertisers. In addition, the Company acquires rights to distribution programming owned by third parties.

The Television Market

                  The entertainment industry is an approximately $30 billion per year industry which is presently undergoing strategic changes as new technologies proliferate in both the development and production of projects and in the electronic distribution of entertainment programming. The development and growth of the 500 channel cable system, DBS (Direct Broadcast Satellite), Pay Cable, home video, CD-ROMs and other interactive multimedia are creating many more opportunities for the distribution of entertainment programming to the consumer, while at the same time reducing the overall market share for any one program. Even with these changes, management believes that the creative content of the programming will continue to drive the market share. Consequently, management believes there is, and is likely to continue to be, a growing demand for quality content-based entertainment products that can be produced more efficiently.

                  The United States television market is served by network affiliated stations, independent stations and cable TV operators. During prime time hours (primarily 8 P.M. to 11 P.M. in the Eastern and Pacific time zones and 7 P.M. to 10 P.M. in the Central and Mountain time zones), network affiliates primarily broadcast programming produced for the network. In non-prime time. network affiliates telecast network programming, off-network programming (reruns), first run programming (programming produced for distribution on a syndicated basis) and local programming produced by the local stations themselves. Independent television stations, during both prime and non-prime time, produce their own programs, telecast off-network programs or acquire first-run programs from independent producers or "syndicators." A syndicator is generally a company that sells programming to independent television stations and network affiliates. Programming acquired by stations on a syndicated basis is generally acquired either for cash license fees, in exchange for a certain amount of commercial advertising time within the program which is retained by the syndicator for sale ("barter") or for a combination of cash and barter.

                  The international television market continues to grow as the continued growth and development of international television distribution channels increases the demand for quality programming. International sales of programming are made to television distributors on a cash basis. An initial cash down payment is made upon the agreement of the international channel to display the programming. The balance of the cash licensing fee is generally paid upon the delivery of the programming. Sales of advertising time are retained by the international television network.

Television Production

                  The production of a program for first-run syndication begins with the development of a creative concept. Depending on the type of programming, the producer will develop a format and, in some instances, a pilot. The format and the pilot, if any, will be presented by the program's syndicator to representatives of various television stations around the world, in some instances accompanied by sales promotion materials created by the producer or syndicator. Frequently), in order to attract television stations to license programming for exhibition for the upcoming fall television season, a producer or syndicator will present its programming at the annual meeting of the National Association of Television Programming Executives (primarily a domestic programming exhibition) and at (primarily a foreign programming exhibition), generally held in January and April, respectively, of each year. Because the size of the viewing audience of a program for a station can be affected by the popularity of the programming that precedes and follows it on the station, syndicators generally attempt to sell their programs to the station in a given market area with the highest ratings and to arrange for the program to be broadcast in the most favorable time period and programming environment possible. If a television station elects to license a program, it generally will license one year's worth of such programming, subject to that programming being produced.

                  The development of programming for first-run syndication may require significant expenditures before the programming is first broadcast. Depending on the type of programming, the initial license fees paid by television stations for the right to broadcast such programming may be less than the costs of developing, producing, marketing and distributing such programming. The Company's strategy is to attempt to use strategic partners to fund the costs of the programming development significantly reduces the Company's financial risk in program development. This strategy may also, however, limit the Company's returns on successful programming. Additionally, the Company pre-sells the foreign distribution rights to programming to further cover programming development costs.

                  The ultimate commercial success of a first-run program will depend on the program's ratings (including the demographics of its audience), which are a reflection of the program's popularity with viewers. As a program's ratings improve, the value of the advertising time during that program and the amount which can be charged to television stations for licensing that program generally increase. A program's ratings may improve as a result of its being moved to a more favorable time period or licensed by a greater number of, or more successful, stations, i. e., stations with better overall ratings. Promotional efforts by stations on which a program is broadcast can also help to improve a program's ratings. The demographic composition of a program's audience and the popularity of the program scheduled in the time period immediately preceding the time period in which the program is broadcast are additional factors that can affect a program's ratings. Finally, the distributor's direct consumer marketing efforts for a program can substantially affect that program's ratings. The Company seeks to maximize the strength of its programming by negotiating desirable time slots, selecting optimal stations, and demanding effective consumer marketing efforts in its syndication clearance efforts.

                  In November 1994, a joint venture consisting of SeaGull and Keller Entertainment acquired the rights to produce one two-hour premier movie and 20 additional new one-hour television episodes of the action drama, Tarzan, based on the original stories written by Edgar Rice Burroughs. The joint venture has retained the domestic and international television and home video rights to distribute Tarzan, merchandise licensing rights and also receives a fee for providing executive producer syndication and advertising sales services with respect to the series. The production of the two-hour premier movie for Tarzan, The Return of Tarzan, was filmed at a set created on the property of Disney World in Lake Buena Vista, Florida. Production of the 20 one hour episodes, was completed in 1996 in Africa. Post-production work for the series is in the process of being completed. The Company has obtained the domestic distribution rights to the Tarzan series from the joint venture. In addition, because it guaranteed the amount of advertising revenues to be received by the series to a lender, the Company receives five percent (5%) of domestic advertising revenues derived from Tarzan.

                  Broadcast of the Tarzan series commenced in September 1996, domestically and internationally in 1997. As of the date hereof, Tarzan was broadcast in nearly 85% of the television markets in the United States. Tarzan has been broadcasted twice weekly in approximately 50% of its United States markets. The joint venture has also obtained agreements with broadcasters in over 50 countries to distribute the series internationally. Based upon the favorable responses, the Company announced that the series will be renewed for a second season beginning Fall 1997.

                  The Company is also in negotiations for the co-production of an original action/adventure series for domestic and international syndication called "Team X-treme." "Team X-treme" is a made-for-television drama series centered around extreme sports. Currently, the Company is made of co-production projects with several foreign production entities. Assuming the proper production financing arrangements are negotiated, with respect to Team Xtreme, the Company will begin production on these projects later in 1997. The Company also has in early development several other sports, action/adventure and children's programming projects.

                  The Company is also currently developing several other sports and entertainment properties for distribution over the next two years. The Celebrity Showcase is a specialty television property being developed by the Company for summer 1997. Celebrity Shopping Network is designed to provide home shopping programming using stage, screen, television, music and sports personalities to market merchandise via taped programming to be distributed domestically and internationally.

Television Distribution

                  Barter syndication is the process whereby a syndicator obtains commitments ("clearances") from television stations to broadcast a program at a certain time; retains advertising time in the program in lieu of receiving a cash licensing fee and sells such retained advertising time for its own account to national advertisers at rates based on projected ratings and viewer demographics. From time to time, certain stations may require cash consideration from the Company, in addition to programming, in exchange for advertising time. By placing the program with televisions stations throughout the United States, the syndicator creates an "ad hoc" network of stations that have agreed to carry the program. The creation of the "ad hoc" network of stations, normally representing a penetration of at least 70% of the total United States television households (calculated by means of a generally recognized system as measured by A.C. Nielsen), enables the syndicator to sell the commercial inventory to sponsors desiring national coverage. The rates charged by a syndicator for advertising time are generally at a lower cost per thousand viewers than those which national advertisers are normally charged by the networks for similar demographics.

                  Fees paid by national advertisers for barter advertising are established on the basis of household audience ratings or, more frequently, on the basis for delivery of a certain demographic category of the viewing audience, but may vary depending on the conditions in the general market for television advertising. The desired household rating or demographic delivery, as the case may be, is negotiated in advance with the advertiser or its representative. In general, if the television program does not deliver at least the agreed-upon audience, the distributor is obligated to make available additional advertising time on the same program or other programs at no additional cost or to refund that portion of the advertising fee attributable to the failure to deliver the agreed-upon audience.

Cable Network Licenses

                  Television programming can be licensed for telecast by cable networks, such as the ESPN Lifetime, USA and Arts & Entertainment basic cable networks and the Disney and HBO pay cable networks. The production and distribution of programming for initial exhibition on cable networks is similar to that for broadcast networks, although the license fees paid by cable networks are typically considerably lower than those paid by the broadcast networks.

International Television Production and Distribution

                  Revenues from the distribution of U.S. television programs to foreign markets have increased significantly in recent years. Development in the European television industry, such as the present trend towards increasing the number of privately owned channels and greater channel capacity, may cause foreign sales to become a more important component of the distribution of programs produced in the United States.

Programming Acquisitions

                  In order to increase its supply of television programming for distribution, the Company is currently considering potential acquisitions of the right to distribute various television series and other programming in the worldwide television market. These new programs, if acquired, will require substantial operating and capital commitments on the part of the Company.

                  In general, the Company earns a fee for distributing programs for others based on a percentage of the license fees paid by television stations for the right to broadcast particular programs. In certain domestic cases, all or a portion of such license fee may be payable in television advertising time. The advertising time is then sold by the Company to national advertisers.

                  In addition to United States television broadcast rights, the Company also acquires. where available on acceptable terms, world-wide broadcast television and non-standard television distribution rights (such as cable and videocassette rights) to the programs it distributes. These acquisitions are typically on a long-term exclusive basis, often between three and twelve years, in some cases with various renewal options, and may provide that the Company has the right to undertake production of the program in the event the producer fails to deliver the contracted programming. As an example, the Company has retained the rights for the worldwide videocassette distribution of the Tarzan series being produced by the Company. The Company has entered into an agreement with Buena Vista Home Video, a subsidiary of Disney for the worldwide videotape distribution of Tarzan.

                  The development of new material or properties for television, sports and new multimedia productions is essential to the future growth of the Company. The Company may obtain new properties from three sources: (i) acquisition of existing properties; (ii) co-development of new properties; and (iii) development of new properties internally. When acquiring existing properties, the Company may pay a nominal fee for an option against a more substantial purchase price. This option usually enables the Company to develop the property on its own during the option period before committing to its acquisition. Securing an option also enhances the Company's ability to obtain financing or a production commitment before actually buying the property. Option periods customarily run for a minimum of one year and contain provisions that enable the Company to extend the option for additional periods. Terms of options vary significantly and are dependent upon, among other factors, the credibility and prior success of the writer/owner of the property, the level of revenues or profits that the Company estimates can be received from the exploitation of the property, and the estimated cost of further development and production of the property. Agreements relating to these projects often provide for additional payments to writers/owners upon their sale, production and/or distribution. Certain agreements also provide for participation, at various percentage levels, and or profits from these projects.

                  In some cases, where the Company already has a working relationship with outside creative personnel, the Company will agree to co-develop a property. Generally, the Company will set up a corporation or similar entity under which it will develop and possibly produce the property. Otherwise the Company will enter into an agreement to co-develop the property with the owner or creator. Like options, the terms of the Company's co-development agreements can vary significantly.

                  During the development phase of a project, commitments are sought from external sources such as the major entertainment studios, distributors, broadcast networks, production companies and corporate sponsors. As indicated, it is not the practice of the Company to expend substantial sums of its own in the development process unless it has reason to believe that there is a strong likelihood of a financing or production commitment for the project from such external sources.

Revenue Sources

                  The Company's television programming business generates two significant sources of revenue, distribution fees and the sale of advertising time.

Distribution Fees

                  In most cases, the Company's distribution revenues are based on a percentage of the net revenues derived from the sale of advertiser sponsorships or on cash license fees. Generally, the Company advances all distribution costs of items such as advertising, promotion, tape shipping and tape duplication and recovers such expenses from the program revenues. In some instances, these expenses are assumed by the Company as part of its distribution fee. The Company's fee for distribution is generally between 30% and 40% of net revenues and its fee for advertiser sales representation is generally between 5% and 10% of net revenues. However, each fee arrangement is separately negotiated and may be subject to variation. The sums in excess of the Company's fees and expenses and profit positions (where applicable) are remitted to the producers of the programs which in certain cases may also be the Company.

Sales of Advertising

                  Fees for advertising time are established on the basis of a certain assumed level of audience ratings and, in some cases, an assumed demographic make-up of the viewing audience. While it is in the interest of the Company to establish as high an assumed rating and as favorable demographic make up as possible, there can be no assurance in advance that the actual rating or demographic make-up of a particular program will support the fee initially charged for advertising time on such program. If the television program does not achieve the assumed rating or demographic make up (as deter-mined by A.C. Nielsen or similar ratings services), the Company may be obligated to offer the advertiser additional time ("make goods") on the same program or on other programs to fulfill any short fall in the actual rating or demographic assumptions. Alternatively, the Company may be obligated to refund a portion of the advertising fee. "Make goods" are the predominant means whereby the Company satisfies such obligations to advertisers.

                  Among the sponsors that regularly purchase participation in the Company's programs are: General Motors, Proctor & Gamble, Kraft/General Foods, Hershey and Bristol Meyers. Sales are made through the Company's sales force and through advertising agencies representing the sponsors. The Company's barter syndication licenses granted by the Company provide that the Company retains a negotiated amount of commercial time per program (usually 7 minutes per hour or 50% of the total commercial time) for sale to national advertisers, with the remaining commercial time retained by the station for local sale. Generally, the Company's fee for sales of advertising time is between 5% and 10% of net revenues.

 Sports Operations

                  KSG is engaged in the acquisition, marketing and management of sporting event properties. In addition, KSG serves as a sports marketing consultant to sports leagues, advertisers and broadcast networks. The Company has reached an agreement in principle with IPG to dispose of the operations of KSG decision to a venture 51% owned by IPG.

The Sports Marketplace

                  The sports industry is a multi-billion dollar per year industry which is constantly changing. The diversity of the sports industry is overwhelming. Professional sports leagues in baseball, football, basketball and hockey often receive the most attention in the professional sports marketplace. However, sports such as tennis, golf and auto racing also receive a significant amount of media and advertising attention in the United States.

                  The sports marketplace today accommodates many different levels and types of sports. The sports marketplace is primarily divided into two levels of competitions, amateur and professional. Amateur sports include high school, college, Olympic and recreational activities. The professional level includes the major sports leagues and other sports tours and leagues in which athletes are compensated for their services.

                  The amateur and the professional sports marketplaces are continuing their development in the international and domestic marketplace. Recent international efforts by the National Basketball Association, the National Football League and the National Hockey League have demonstrated the increased globalization of the sports leagues previously based in North America. In addition, the 1994 World Cup Soccer Championship was held in the United States and in April 1996 Major League Soccer introduced a new professional soccer league in the United States.

                  This globalization and increased activity in the sports marketplace together with the expansion of the television marketplace have combined to create a new era and many new challenges for sports advertisers, broadcasters and leagues. In addition, technology and innovation have introduced new sports to the marketplace including "in-line" skating, snowboarding and beach volleyball. With these and other new sports come new professional and amateur leagues and events. This proliferation of sports has also increased the advertising dollars dedicated to the sports marketplace, the number of advertisers involved in sports marketing and the opportunity for sports marketing companies to develop new products, services and relationships.

Event Management

                  The Company, through P&P, has developed a twenty-year track record in the marketing and management of sporting events. The development of a sporting event begins with a creative concept. The concept can be a new event featuring a new sport or an old sport in a new format, an old event in a new marketplace or an event that already exists in a successful marketplace that requires new management. The Company has experience in servicing clients and developing events in each of these areas.

                  Traditionally, a professional or amateur sports organization or a sponsor that has acquired the rights to a sport property will hire the Company to manage an existing event. The responsibilities involved may include sponsorship sales, event operations, television production and packaging, public relations, event hospitality and local marketing. The Company has been managing the Professional Golf Association events sponsored by the Buick Motor Division of the General Motors Corporation for several years. These events, the Buick Classic (Westchester, NY), the Buick Open (San Diego, CA), the Buick Invitational (Michigan) and the Buick Challenge (Atlanta, GA), have been some of the most successful events on the PGA tour. In most cases, the Company performs the full array of event management services listed above in connection with each of the Buick PGA events. The Company receives an annual fee from Buick for the performance of these management services. In addition, Buick pays for all related operational expenses incurred in connection with the management of these events.

                  The Company manages several other golf events including charity events for NBC Today Show host Bryant Gumbel and ESPN in connection with the ESPY awards. The Company also manages many non-golf events including several events for General Motors, the Reno Air Show and the East-West Shrine College Football game. In connection with these events the Company may also obtain

Sports Consulting

                  Through P&P and Kaleidoscope, the Company serves as a sports marketing and management consultant to corporations, sports leagues and associations and broadcast entities. In this capacity, the Company creates and evaluates sports properties on behalf of their clients. In certain instances, the Company receives only a fee for its services; in other instances, the Company receives both a fee and equity participation in the property in connection with its consulting services.

                  The Company, through Kaleidoscope, has served as a sports consultant to the General Motors Corporation for several years. In this regard, the Company evaluates sports properties presented to General Motors and provides advice to General Motors with respect to the viability of these properties and the most effective means to promote and otherwise utilize these properties. Often, the Company's consultation services generate work assignments for its event management division. An example of this is the Company's management of many of General Motors' promotional events generated in connection with its sponsorship of the 1996 Summer Olympics in Atlanta. These events include a kick-off press event at the General Motors showroom in New York City, a one-month long promotion at the same showroom in December/January 1995/6 and a two-month traveling tour spreading the GM Olympic message to many UAW-GM plants throughout the United States. During 1995 and 1994, General Motors Corporation accounted for 44% and 32% of the Kaleidoscope Group's revenues and the United States Swimming Association accounted for 13% and 15% of the Kaleidoscope Group's revenue in 1995 and 1994, respectively.

                  The Company also serves as a consultant to professional sports leagues and to amateur sports governing bodies. An example of this service is the Company's representation of the United States Swimming Association. In that regard, the Company evaluates and markets sponsorship opportunities, television packages, licensing opportunities and relationships with governing bodies. Generally, the Company receives compensation in these relationships through a retainer fee in addition to fees based on sales by the sponsor.

                                   Competition

                  Competition in the production and distribution of television programming is intense. The Company's programming competes with other first-run programming, network reruns and programs produced by local television stations. The Company competes with many other companies that have been acquiring, producing and distributing programs for a longer period of time than the Company, and most of these companies have greater financial resources than those of the Company. These competitors include large television and film studios such as Paramount Communications Inc., Columbia Pictures Television, 20th Century Fox Film Corp., MCA Inc., and Warner Bros. Inc., as well as other television distribution companies such as King World Productions, Inc., All-American Television Inc. and Viacom International, Inc. The Company also competes with other companies for the sale of television advertising time, including Tribune Broadcasting Co./Entertainment Co., Viacom International, Inc., All-American and King World.

                  Competition in the sports consulting and sports event management business is also intense. The Company competes with other sports marketing companies as well as certain advertising agencies that have begun to develop sports marketing and promotion divisions. The Company's competitors include International Management Group, Advantage International, and DMBB as well as other sports marketing and advertising companies that may have greater financial resources than those of the Company

                  The Company's success is highly dependent upon such various unpredictable factors as the viewing preferences of television audiences. Public taste is unpredictable and a shift in demand could cause the Company's programming to lose its appeal. Television programming also competes for audiences with many other forms of entertainment and leisure time activities, some of which include new areas of technology (e.g., video games and home video), the impact of which on the Company's operations cannot be predicted.

                  One of the ways the Company can ensure that it maintains certain ownership interests in its properties, both in the rights to sell ancillary products and by participating in the direct profitability associated with the broadcast of the program, is to enter into license fee arrangements with third parties such as networks or distributors. Under this arrangement, the licensor, in this case the Company, assumes a greater financial risk as the costs to produce the program may exceed the negotiated license fee. This type of arrangement generally gives the network or distributor the Tight to broadcast on domestic television for a defined period of time. The licensor would retain the rights to exploit ancillary markets, including foreign distribution of the program. While the Company has not historically deficit financed productions and generally would not agree to do so, for selected properties it may agree to such a licensing arrangement to improve its ownership interest. In these cases, the Company would assume greater financial risk on the production which could result in losses to the Company if the project failed or if the Company's production costs exceeded the licensing fees and revenues generated from ancillary markets.

Principal Customers

                  During the year ended December 31, 1996, approximately 45% of the Company's revenue was derived from services provided to General Motors and its affiliates. Accounts receivable from this client amounted to $274,123 at December 31, 1996. Revenue derived from one U.S. sports association amounted to approximately 10% of the Company's revenue in the year ended December 31, 1996. Accounts receivable from this client amounted to $133,200 at December 31, 1996. The revenue from these two customers was earned in the sports division operations acquired in the KSG transaction on May 3, 1996.

Employees

                  At December 31, 1996, the Company employed 40 full-time persons, of whom two were engaged in sales and marketing, 14 in operations and 16 in management, finance and administration. The Company has no collective bargaining agreement with its employees and believes that its relationship with its employees is good.

Item 2.           Description of Property

                  The Company's principal executive offices are located at 345 Park Avenue South, New York, New York and consist of approximately 20,000 square feet under a lease that expires in 2001. The annual rental for the space was approximately $440,000 in 1996. The lease expires in October 2002 and is subject to periodic increase. The Company also leases office space in Los Angeles, California at an annual rental of $ 83,000 which has increased to $122,00 in 1997, for its SeaGull operations and in Flint and Detroit, Michigan.

Item 3.           Legal Proceedings

                  P&P and KE once wholly owned subsidiaries of Insight Entertainment Corporation. In August, 1995, Insight Entertainment exchanged all of the stock of P&P and KE held by Insight for the shares of stock of Insight held by each of the principles of P&P and KE and a note issued by KE and P&P, jointly and severally, for $225,000. In October, 1996, Insight filed for Bankruptcy protection under Chapter 11 of the Bankruptcy Code. KE and P&P have reached an agreement in principle with the creditors of Insight to repay the principal and interest on the Note in three monthly payments of $133,333 beginning February 1, 1997 in exchange for the delivery of acceptable releases from Insight/Ventura to P&P and KE.

                  KE and its subsidiary Kaleidoscope Holdings ("KH") have been named as defendants in an action brought by International Sport Marketing ("ISM") alleging that KE and KH were involved (through their former subsidiary Lifestyle Marketing Group) in conspiring with certain USOC officials to the detriment of ISM. A default judgment was entered against Lifestyle Marketing Group in the amount of $10,000,000 for failure to answer the complaint. At the time that the alleged actions took place, Lifestyle Marketing Group was a trade name of Saatchi & Saatchi. Subsequent to the alleged actions that took place, Lifestyle Marketing Group was sold to KH. In that acquisition, KH received a full indemnity from Saatchi for the prior acts of LMG in the acquisition papers. The Company believes that the true defendant here is Saatchi and ISM is proceeding accordingly. The Company expects that the indemnity of KE and KH is enforceable against Saatchi and all legal fees incurred by these companies and any damages awarded against them as will the responsibility of Saatchi.

Item 4.           Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters

         (a) The Company's Common Stock is presently quoted on the OTC Bulletin Board under the symbol "BNN."

                  Set forth below are the high and low closing bid quotations for Company's Common Stock for the periods indicated. Such quotations reflect interdealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.


 Quarter Ended 1996                             High                      Low

December 31, 1996                              $3-3/4                     $1
September 30, 1996                             7-1/4                    3-31/32
June 30, 1996                                    6                        3/8
March 31, 1996                                 1-1/2                     11/32

         The Company's stock was not quoted in 1995.

         (b) As of December 31, 1996, there were approximately 200 recordholders of the Company's Common Stock, although the Company believes that there are more than 300 beneficial owners of its Common Stock.

         (c) The Company plans to retain any future earnings for use in its business and, accordingly, the Company does not anticipate paying dividends in the foreseeable future. Payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, upon the Company's earnings, financial condition and capital requirements.

Item. 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in connection with the financial statements and footnotes which appear elsewhere in this report.

     During the year ended December 31, 1996, the Company took several major strategic steps to create a dynamic enterprise with opportunities for growth in the entertainment, consulting and sports marketing fields. Through the acquisition of companies and the development within those companies of properties and ventures with multi-year time horizons the Company was positioning itself for long-term growth and fiscal stability.

     On October 22, 1996, the Company acquired the Kaleidoscope Media Group Inc., (KMG) through a stock transaction described elsewhere within this report. KMG was itself formed on May 3, 1996, through the acquisition of the Kaleidoscope Group (primary Kaleidoscope Entertainment Inc. and People and Properties Inc.) by SeaGull Entertainment, Inc. For accounting purposes, the acquisition of KMG by the Company has been treated as a recapitalization of KMG, and as such, the surviving entity for reporting purposes is SeaGull Entertainment. As such, the consolidated financial statements provided in this report for the fiscal year ended December 31 1996, include a full twelve month results of operations for SeaGull Entertainment, activity for the Kaleidoscope Group for eight months (subsequent to the May 3, 1996 acquisition by SeaGull) and two months of BNN Corp. activity (subsequent to the October 22, 1996 acquisition). The results reported for the twelve months ending December 31, 1995 are essentially those of SeaGull Entertainment, exclusive of the Kaleidoscope Group and BNN Corp.



Results of Operations

     Gross billings for the fiscal year ended December 31, 1996 totaled $9,921,594 compared with gross billings for the fiscal year ended December 31, 1995 of $225,492. Gross billings contain amounts billed to agencies for television advertising placed by these agencies. Billings are done by the Company on behalf of KSE, the Company's 50% owned joint venture, for whom the Company distributes programming within the domestic U.S. In fiscal 1996, these billings totaled $3,058,235. Although the Company issues invoices, establishes receivables and then collects these amounts (net of fees retained by the agencies) these amounts are not retained by the Company and are hence not reported in the audited revenue figures.

     Net revenues for the fiscal year ended December 31, 1996, which exclude agency fees and media costs, for the 1996 fiscal year totaled $6,863,359, compared with net revenue of $225,492 in the comparable twelve-month period for fiscal 1995.

     This growth primarily reflects the acquisition of the Kaleidoscope Group companies during the 1996 fiscal year and the consolidation of their results of operations, whereas there were no equivalent operations reported by the Company for fiscal 1995. Had the Kaleidoscope Group companies been reported for a full twelve months, both in fiscal 1996 and in fiscal 1995, the comparison of net revenue would have been $8,632,183 for fiscal 1996 compared with net revenue of $6,681,484 in fiscal 1995.

     The Kaleidoscope Group companies generated $5,959,429 in net revenues from their sports and entertainment activities from May 3, 1996 to the end of the 1996 fiscal year, compared with none reported by the Company for fiscal 1995. Significantly, Kaleidoscope Entertainment provided consulting and other services on behalf of Corporate clients that were sponsors of the 1996 Olympic games in Atlanta, generating more than $2,000,000 in net revenue. People and Properties golf-related activities generated more than $2,800,000 in net revenues, although one major event, the Naples Challenge, ended its multiple year association with People and Properties. Other sports with which the companies were involved included swimming, football, boxing, ice skating and air races.

     Had the Kaleidoscope Group net revenue been reported as a full twelve months for both the current and prior years, the comparison would be $7,776,400 for fiscal 1996 versus $6,455,900 for fiscal 1995.

     SeaGull Entertainment generated $677,343 in net revenue for the year ending December 31, 1996 from distribution of various entertainment properties, compared with $225,492 in net revenue for the year ending December 31, 1995. Although not reported as revenue, SeaGull also generated $1,272,200 in equity income in fiscal 1996 from its participation in a 50%-owed venture that produces, distributes and licenses the syndicated series, "Tarzan, The Epic Adventures." Filmed almost entirely on-location in South Africa, and launched in the United States in the fall of 1996, this 22 episode series attained "clearance" in nearly 85% of television markets in the U.S. Income from this property is generated from advertising sales, and licenses for home video, cable television, international broadcast rights, and merchandising of toys, books and related items. Broadcast outside the U.S. commences in early 1997.

     Gross profit after direct project costs was $3,115,648 for the fiscal year ended December 31, 1996 compared with $225,492 for the prior year. Direct costs include costs necessary to create, market and manage an event, or produce, market and distribute a broadcast or other entertainment property, but exclude staff salaries, general and administrative costs. Had the Kaleidoscope Group companies been reported for a full twelve months, both in fiscal 1996 and in fiscal 1995, the comparison of gross profit would have been $4,204,876 for fiscal 1996 compared with gross profit of $3,351,099 in fiscal 1995.

     The Company expensed $323,882 of program cost inventory in fiscal 1996, based on the ratio of the current period's gross revenue to estimated total gross revenues from all sources on an individual project basis. For the twelve months ended December 31, 1996, the entire amount expensed is attributable to costs that had been capitalized as related to the production of "Tarzan, The Epic Adventures."

     Salaries and related benefit costs were $1,843,403 for fiscal 1996, compared with $204,769 for the prior year, largely reflecting the costs associated with the acquisition of the Kaleidoscope Group companies but also the additions to staff necessitated by the increased size and complexity of the Company subsequent to the acquisitions. Further, some of the entertainment projects undertaken during the year required that the Company bring additional staff on-board to enable the Company to accomplish those projects. At the same time, the Company reduced the number of consultants and outside service providers, where such reductions were feasible.

     Total expenses other than direct costs were $3,957,103 for fiscal 1996 compared to $791,652 for fiscal 1995. Had the Kaleidoscope Group companies and BNN Corp. been reported for a full twelve months in fiscal 1996 and in fiscal 1995, the comparison of total expenses, excluding direct costs, would have been $5,396,604 for fiscal 1996 compared with $4,459,715 in fiscal 1995. The fiscal 1996 expenses include additional amortization of goodwill in the amount of $61,589 for fiscal 1996 and $183,265 for fiscal 1995 to reflect a full twelve months amortization, as though the acquisition of the Kaleidoscope Group was effected on January 1, 1995. Fiscal 1996 also includes additional overhead expenses associated with BNN Corp. of $174,838 and similar BNN expenses of $149,427 for fiscal 1995.

     The provision for state and federal income tax was $194,790 for fiscal 1996, on a pretax basis of $430,745 compared with no tax provision for the 1995 fiscal year on a pretax loss of ($566,160). The income tax expense for fiscal 1996 does not bear the expected relationship between pretax income and the federal corporate tax rate of 34% because of the effect of state and local income taxes and the fact that the company's amortization of goodwill and certain other expenses are not deductible for income tax purposes.

     As a result of the foregoing factors, the net income to Common Stockholders for the fiscal year ended December 31, 1996 was $235,955 compared to a net loss to Common Stockholders of ($566,160) for the twelve months ended December 31, 1995. Had the Kaleidoscope Group companies and BNN Corp. been reported for a full twelve months in fiscal 1996 and in fiscal 1995, the comparison of net income would have been $134,682 for fiscal 1996 compared with a loss of ($787,416) in fiscal 1995.



Income Taxes

     At December 31, 1996, the Company's tax and book reporting year end, net operating loss carryforwards ("NOLs") amounted to approximately $980,000 for Federal income tax purposes. The carryforwards are not available for state income tax purposes. The NOLs begin expire in varying amounts starting in 2003.

     In addition, certain of the Company's subsidiaries have approximately $1,265,000 of NOL carryforwards that can only be used to offset future taxable income (for federal and certain state purposes) of the specific subsidiaries to which they pertain. These carryforwards are further limited by the operation of
Section 382 of the Internal Revenue Code. The subsidiaries are only allowed to use a maximum of approximately $120,000 of these carryforwards each year. Additional portions of the carryforwards can be used to offset certain gains on disposition of assets.

     For the fiscal year ended December 31, 1996 the Company utilized $750,741 of NOLs to offset Federal income taxes, and subsidiary companies utilized $80,730 from NOLs to offset various state and Federal taxes.

Liquidity and Capital Resources

     As of December 31, 1996, the Company reported cash on hand of $154,006 compared with $139,213 reported at December 31, 1995. During fiscal 1996, operating activities of the companies generated a net outflow of funds of ($657,658). Although the Company generated a post-tax profit of $235,955 and there were non-cash costs such as depreciation and amortization totaling $492,425, equity income of $1,272,200, generated only $100,000 of cash in fiscal 1996.

     The negative cash flow generated by operating activities during fiscal 1996 was directly attributable to the start-up nature of the Company's entertainment properties as well as extraordinary legal and accounting costs associated with the two mergers described elsewhere, resolution of several outstanding financial obligations pertaining to prior years, and ongoing efforts to resolve several remaining legal claims associated with prior year actions, as noted in Item 3 above.

     Investing activities, primarily use of funds to create programs whose costs were capitalized, generated a net outflow of ($1,182,474) in the twelve months ended December 31, 1996.

     Entertainment properties including "Tarzan: The Epic Adventures," "Merlin", "Team Xtreme" and "Celebrity Showcase" all required extensive funding for development promotion and marketing. Although many of these costs were capitalized for income statement purposes, until the programs are to be released and revenue is to be recognized, they nevertheless represent a significant cash outflow. Of the properties mentioned, only "Tarzan" was released into syndication in 1996, while the others remain in development for 1997 release. Typically, the nature of the "television broadcast season" is such that properties are often not released in the U.S. until the fall season (September), as was the case with "Tarzan" in 1996, and internationally, properties may not be broadcast until the following calendar year. As such, only a portion of the 22 episodes of this series were delivered for broadcast by the end of the fiscal year, with the unreleased episodes generating no revenue.

     Accounted for under the revenue and expense recognition provisions of FAS 53, as noted previously, only $100,000 in cash was received by the Company in 1996 from its 50% participation in the joint venture that produces and distributes "Tarzan." Significant among the reasons for the small cash inflow (as compared to the $1,272,200 reported as income) was a requirement to repay the loan taken by the joint venture to fund production of the series. Although domestic and foreign billings for advertising and licenses exceeded several million dollars, the lender had required that all other payees of the venture subordinate their interest until the loan was repaid in full. This is expected to happen early in 1997 and the balance of cash from earnings should be received for distribution or investment subsequently.

     Management believes that as additional entertainment properties are released to the market, cash flows from these properties will improve the overall Company cash situation significantly. Although each new project going into production will require additional financial resources, Management expects that financing from venture partners and funding from sponsorships and pre-sales of programming will provide a significant portion of these needs. Should third party financing be necessary, Management will seek the most favorable terms available.

     Scheduled for release in 1997 are the broadcast of the daily transactional television program "Celebrity Showcase," to begin in June; a second season of Tarzan is expected to commence in

September 1997 and is to be followed by release of movie versions of "Team Xtreme" and "Merlin" with episodic series to be produced and released later. In addition to cash inflows from the first season of "Tarzan" as noted above, "Celebrity Showcase" revenue from program advertising and direct sale of products to viewers, is also expected to provide positive project cash flows within the third quarter of 1997.

     In the absence of a cash surplus, the Company must continue to seek additional sources of funds to finance the Company's operations. The Company will seek to obtain necessary funding from (a) equity and debt financing, (b) arrangements for profit participation in individual projects and (c) marketing or advertising tie-ins to programs.

     In fiscal 1996, the combined shortfall from operating and investing activities was offset by cash inflows from financing activities, primarily loans totaling $1,336,018 from BNN Corporation to KMG, prior to the October 22, 1996 acquisition. In the fourth quarter 1996, notes payable, totaling $600,000 from three unrelated entities, provided cash necessary to fund operations. A portion of the proceeds from these transactions were utilized to repay various other loans and notes payable, in whole or in part, such repayments totaling $214,281.

     Management will continue to evaluate liquidity and capital resources on a continuing basis. The Company will avail itself of opportunities to utilize external sources of funding to support operations and investment activities until the cash flows from projects are realized.

Item 7.           Financial Statements

                  Reference is made to pages F-1 through F-22 comprising a portion of this Annual Report on Form 10-KSB.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  There have been no changes in accountants due to disagreements on accounting and financial disclosure during the 24 months prior to December 31, 1996.

                                    PART III


Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

         The directors and executive officers of the Company are as follows:

   Name               Age                      Position
   ----               ---                      --------

Henry Siegel          55       Chairman of the Board and Co-Chief Executive
                               Officer and Director

Ray Volpe             56       President and Co-Chief Executive Officer and
                               Director

Paul Siegel           55       President of Entertainment Division and Director

Bruce Albert          57       Executive Vice President - KMG Group

Anthony Andrea        51       President of Sports Division

Bernard Bushkin       47       Chief Financial Officer

Martin Miller         56       Director

         All directors hold office until the next annual meeting of shareholders and until their successors have been elected. Officers serve at the discretion of the Board of Directors, subject to the terms of their employment contracts.

         Henry Siegel has been Chairman and Co-Chief Executive Officer of the Company since 1995 and has been an officer of SeaGull since the Company's inception in 1994. Mr. Siegel began his career at Grey Advertising and in 1974 was placed in charge of its media operation, managing all areas of media planning, research and execution. In 1976, Mr. Siegel founded Lexington Broadcasting Services ("LBS"), where he pioneered the concept of barter syndication (advertiser- supported television). As Chairman and CEO of LBS, he launched numerous successful television series, including "Fame" and "Baywatch." In 1988, Mr. Siegel with Warburg, Pincus Capital Company purchased Grey Advertising's interest in LBS. LBS entered into bankruptcy in 1991 and emerged from bankruptcy in 1993, soon after merging with All American Communications in 1992. In July 1994, Mr. Siegel formed SeaGull. See "Certain Transactions."

         Ray Volpe has served as President, co-Chief Executive Officer and director of the Company since its inception in 1995. Mr. Volpe, who began his career at Doyle Dane Bernbach in 1964, was the Executive Vice President of the National Hockey league and the first commissioner of the Ladies Professional Golf Association. In 1981, Mr. Volpe and his partner, Don Ohlmeyer formed Ohlmeyer Communications Company, a sports and entertainment subsidiary of Nabisco Brands Inc., where, from 1981 to 1990, Mr. Volpe worked as an independent television producer and media consultant, representing manufacturers, televisions networks, major syndicators and advertising agencies engaged in entertainment and sports programming. Mr. Volpe has been the Chief Executive Officer of Kaleidoscope since 1990. During the period from August 1994 through June 1995, while Kaleidoscope was owned by Ventura, Mr. Volpe was President, Co-Chief Executive Officer and a Director of Ventura. See "Certain Transactions."

         Anthony B. Andrea has served as the Director of the Sports Division of the Company since its inception. Mr. Andrea began his career at Doyle, Dane, Bernbach, working in account management. In 1971 Mr. Andrea became the director of advertising and promotion for the National Hockey League, and in 1975, he founded P&P, a sports marketing and television packaging agency, where he continues to serve as Co-Chief Executive Officer and President.

         Bruce Lee Albert has served as the Company's Director of Operations since its inception. Mr. Albert began his career at Doyle, Dane, Bernbach, where he spent 21 years in marketing communications, from managing major packaged-goods accounts to heading merger and acquisition teams. Mr. Albert was a Managing Director of Lord, Geller, Federico, Einstein and a Partner, Executive Vice President and Chief Operating Officer of Lord, Einstein and O'Neill from 1985 to March 1991. In January 1992, he joined Kaleidoscope as Executive Vice President and Chief Operating Officer. From August 1994 through June 1995, Mr. Albert also served as a Assistant Secretary of Ventura.

         Paul Siegel has been a director of the Company since 1995 and an officer and director of SeaGull since its inception. In 1964, Mr. Siegel started work at S&S, a direct marketing firm which manufactures and distributed toy and craft products. Mr. Siegel left S&S in 1982 to establish another direct marketing toy and hobby company known as Creative Crafts. In 1994, Mr. Siegel changed the name of his company to Creative Discovery and expanded the product line to include educational software products. Siegel joined his brother Henry Siegel at LBS in 1986 to serve as Executive Vice President. LBS entered into bankruptcy in 1992 and emerged from bankruptcy in 1993. LBS was merged with AAC in 1992, and Mr. Siegel served as Executive Vice President of its All-American Television subdivision of until he left in 1994 to form SeaGull.

         Bernard Bushkin has been chief financial officer of the Company since November 1996. Prior to that he joined KMG in June 1996 as its chief financial officer. From March 1988 to March 1996 Mr. Bushkin was Vice President of Finance and Operations for BMG Classics, the classical, crossover and Broadway music division of BMG Entertainment. He was responsible for worldwide financial management of Classics, as well as the operating management of the art, editorial and production departments. From 1980 to 1988 he was employed in various financial positions for CBS records and its affiliates.

         Matthew D. Pace, Esq. has served as Secretary and General Counsel of the Company since its inception. Mr. Pace was an associate at the law firm of Milbank, Tweed, Hadley & McCloy from 1988 to 1992. Since 1992, Mr. Pace has practiced law independently.

         Martin Miller has been a director of the Company since February 1995. Mr. Miller , for the past five years, has been a director of corporate finance for Millport Ltd., an isle of Jersey based investment advisor.

         Officers serve at the discretion of the Board of Directors. Henry Siegel and Paul Siegel are brothers. There are no other family relationships among any of the executive officers or directors of the Company.


Item 10.          Executive Compensation

         The following table sets forth information concerning compensation paid or accrued by the Company or its subsidiaries for services rendered during the fiscal years ended December 31, 1996, 1995 and 1994 to the Company's Chief Executive Officer and to each executive officer whose compensation exceeded $100,000 during its fiscal year ended December 31, 1996:


                           Summary Compensation Table



      Name and Principal Position                           Salary
      ---------------------------                           ------

Henry Siegel - Co-Chairman                                 $125,000
Ray Volpe* - Co-Chairman                                    250,000
Paul Siegel                                                 125,000
Bruce Albert                                                200,000
Anthony Andrea                                              200,000

* Paid to an affiliate of Mr. Volpe for consulting services.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the aggregate and percentage ownership of the Company's Common Stock as of December 31, 1996 (i) each person known by the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each of the Company's directors,
(iii) each of the executive officers named in the Summary Compensation Table above and (iv) all directors and executive officers as a group.

     Name                               Number            Beneficial Ownership
                                       of Shares               Percentage

Henry Siegel                           3,055,000                 13%
Paul Siegel                            3,055,000                 13%
Ray Volpe                              3,055,000                 13%
Martin Miller                             ---                    ---
All officers and directors as a        9,414,000                 40%
group (6 persons)
---------------
*        Less than 1%.

Mr. Miller's spouse owns 51,520 shares of the Company's common stock. Mr. Miller denies beneficial ownership of these shares.

Item 12. Certain Relationships and Related Transactions Acquisition or Disposition of Assets

                  On October 22, 1996, the Company acquired all the outstanding shares of Kaleidoscope Media Group, Inc. ("KMG") pursuant to a Plan and Agreement of Reorganization, executed such date, among the Company and all the shareholders of KMG ("Acquisition Agreement"). Pursuant to the Acquisition Agreement the Company issued 9,500,000 shares of its common stock to shareholders of KMG increasing the outstanding to 23,583,062 shares.

                  Immediately prior to the acquisition, the Company had no operations or business activity other than the negotiation of possible business transactions. During 1996 the company advanced approximately $1,500,000 to KMG for its operations (on an interest free basis). KMG also was a shareholder of the Company.

                  Henry Siegel, Paul Siegel and Ray Volpe directors of the Company and shareholders of the Company each were principal shareholders of KMG before the acquisition. Each received 2,555,364 shares of the Company's common stock upon completion of the acquisition. Messrs. Henry Siegel, Paul Seigel and Ray Volpe each owned 3,055,364 shares of the Company's common stock upon completion of the acquisition.

                  As part of the acquisition of KMG, BNN agreed to a "Market Value Adjustment" under which BNN will grant additional shares to the former KMG shareholders to the extent that the original 9,500,00 shares are worth less than $50,000,000 on the sixteenth (16th) business day following the filing of the Company's Form 10K for 1997. The number of additional shares will be the number whose aggregate market value equals the difference between $50,000,000 and the aggregate market value of the original 9,500,000 shares. The adjustment will only apply if certain income targets are met for 1997. There is provision for partial application of the adjustment at reduced income levels.

                  On May 3, 1996, KMG effected an exchange of shares of Common Stock for 100% of the issued and outstanding shares of KE and P&P, and 91 % of the issued and outstanding shares of SeaGull. KMG issued 443,300 shares of its Common Stock to each of Henry and Paul Siegel and additional shares to a third person for their 91 % interest in SeaGull. Ray Volpe, Bruce Albert and Anthony Andrea received 443,300, 49,445 and 49,445 shares of Common Stock of KMG respectively, for their shares of KE, the sole shareholder of P&P, received shares of Common Stock of KMG in exchange for his shares in P&P. For accounting purposes, the Company accounted for this transaction as an acquisition by SeaGull of KE and P&P since SeaGull's shareholders received the majority of the shares of Common Stock issued by the Company.

         The Company has received loans and advances from foreign clients of Millport Ltd., a Jersey domiciled investment advisor. These advances have totaled $600,000 as of December 31, 1996 and $1,018,000 as of March 31, 1997
represented 8% one year notes. These clients have received two year warrants to purchase an aggregate of approximately 4,074,169 shares of the Company's common stock at $.25 per share. In addition, clients of Millport have purchased a total of 4,732,220 shares of common stock. In addition, some of these clients have made purchase of shares in the open market. Martin Miller is a director of the Company and a director of corporate finance of Millport Ltd. The clients of Millport also own an aggregate of 4,732,220 shares of common stock. These clients are not affiliates of Mr. Miller or Millport Ltd.

         In 1996 Mr. Volpe received payment of approximately $130,000 as repayment of expenses incurred by Volpe in connection with a property in which the Company received revenues in such amount.

Item 13.          Exhibits and Reports on Form 8-K

         None

                                 C O N T E N T S

                                                                      Page

INDEPENDENT AUDITORS' REPORT                                            2

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS                                       3-4

     CONSOLIDATED STATEMENTS OF OPERATIONS                              5

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)          6

     CONSOLIDATED STATEMENTS OF CASH FLOWS                              7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       8-21

SUPPLEMENTAL INFORMATION (UNAUDITED)

     PRO FORMA CONDENSED STATEMENT OF OPERATIONS--
         YEAR ENDED DECEMBER 31, 1996                                  22

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
BNN Corporation

We have audited the accompanying consolidated balance sheets of BNN Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNN Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Paneth, Haber & Zimmerman
    -------------------------

New York, NY
March 26, 1997

                        BNN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                               December 31,
                                                            -----------------
                                                            1996         1995
                                                            ----         ----
CURRENT ASSETS
     Cash                                                $  154,006   $  139,213
     Accounts receivable, less allowance for doubtful
        accounts of $-0- in both 1996 and 1995              976,345      175,459
     Expenditures billable to clients                       317,719
     Loans receivable--officers and shareholders            107,031         --
     Program cost inventory - current portion,
        net of accumulated amortization                     355,725         --
     Deferred income taxes                                  313,700         --
     Other current assets                                   117,998        2,882
                                                         ----------   ----------

              Total Current Assets                        2,342,524      317,554

PROGRAM COST INVENTORY, less current portion,
     net of accumulated amortization                        567,461         --

PROPERTY AND EQUIPMENT, at cost, less accumulated
     depreciation                                           136,408       53,004

INVESTMENT IN JOINT VENTURE                               1,134,600         --

DEFERRED INCOME TAXES                                     1,045,300         --

GOODWILL, net of accumulated amortization                 3,317,994         --

OTHER ASSETS                                                 21,116       18,976
                                                         ----------   ----------

                                                         $8,565,403   $  389,534
                                                         ==========   ==========




                       See notes to financial statements.

                        BNN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                             December 31,
                                                                         -------------------
                                                                         1996           1995
                                                                         ----           ----

CURRENT LIABILITIES
     Notes payable, current portion                                  $ 1,114,159    $   515,001
     Loans payable - stockholders                                           --           38,470
     Accounts payable and accrued liabilities                          1,733,664        143,559
     Income taxes payable                                                166,921           --
     Capitalized lease obligation - current portion                       30,843           --
     Deferred rent - current portion                                      39,780           --
     Deferred income and client advances                                 578,506        148,511
                                                                     -----------    -----------

              Total Current Liabilities                                3,663,873        845,541

CAPITALIZED LEASE OBLIGATION, less current portion                         2,902           --
NOTES PAYABLE, less current portion                                       80,000         14,969
DEFERRED RENT, less current portion                                      323,412           --
                                                                     -----------    -----------
              Total Liabilities                                        4,070,187        860,510
                                                                     -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $0.01 par value, 50,000,000 and
       10,221,462 shares authorized, 23,557,082
       and 6,247,868 shares issued, in
       1996 and 1995, respectively                                       146,731             12
     Additional paid-in-capital                                        4,959,506        375,988
     Accumulated deficit                                                (611,021)      (846,976)
     Stock subscriptions receivable less
       allowance for doubtful accounts
       of $438,075 in 1996                                                  --             --
     Treasury stock 529,000 shares in 1996
       at cost                                                              --             --
                                                                     -----------    -----------

              Total Stockholders' Equity (Deficit)                     4,495,216       (470,976)
                                                                     -----------    -----------

              Total Liabilities and Stockholders' Equity (Deficit)   $ 8,565,403    $   389,534
                                                                     ===========    ===========





                       See notes to financial statements.

                        BNN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                         Year Ended
                                                        December 31,
                                                    -------------------
                                                    1996           1995
                                                    ----           ----

NET REVENUE                                     $ 6,863,359    $   225,492

DIRECT PROJECT COSTS                              3,747,711           --
                                                -----------    -----------

GROSS PROFIT                                      3,115,648        225,492
                                                -----------    -----------

EXPENSES
     Amortization of program costs                  323,882           --
     Salaries and benefits                        1,843,403        204,769
     General and administrative                   1,648,097        469,100
     Bad debt loss--affiliated entity                  --           74,449
     Amortization of goodwill                       121,676           --
     Interest                                        20,045         43,334
                                                -----------    -----------

              Total Expenses                      3,957,103        791,652
                                                -----------    -----------

LOSS BEFORE EQUITY IN INCOME OF JOINT VENTURE
     AND INCOME TAXES                              (841,455)      (566,160)

EQUITY IN INCOME OF JOINT VENTURE                 1,272,200           --
                                                -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                   430,745       (566,160)

INCOME TAX EXPENSE                                  194,790           --
                                                -----------    -----------

NET INCOME (LOSS)                               $   235,955    $  (566,160)
                                                ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE              $      0.02    $     (0.10)
                                                ===========    ===========






                       See notes to financial statements.

                        BNN CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                       Additional
                                       Shares           Common           Paid-in       Accumulated
                                       Issued            Stock           Capital         Deficit             Total
                                       ------            -----           -------         -------             -----


Balance--January 1, 1995             5,672,908       $        11      $       989      $  (280,816)      $  (279,816)

Issuance of shares for cash
  consideration                        574,960                 1          374,999             --             375,000

Net loss                                  --                --               --           (566,160)         (566,160)
                                   -----------       -----------      -----------      -----------       -----------

Balance--December 31, 1995           6,247,868                12          375,988         (846,976)         (470,976)

Reacquisition of shares in
  legal settlement                    (562,180)             --               --               --                --

Issuance of shares for
  acquisition of Kaleidoscope
  Group                              3,814,312            38,143        2,861,857             --           2,900,000

BNN recapitalization                14,057,082           108,576        1,721,661             --           1,830,237

Net income                                --                --               --            235,955           235,955
                                   -----------       -----------      -----------      -----------       -----------

Balance-December 31, 1996           23,557,082       $   146,731      $ 4,959,506      $  (611,021)      $ 4,495,216
                                   ===========       ===========      ===========      ===========       ===========

529,000 shares of treasury stock were recognized in the BNN recapitalization without a cost assigned. 500,000 of these shares represent shares issued to SeaGull Entertainment prior to the recapitalization which are accounted for as treasury stock in the consolidated financial statements.

                       See notes to financial statements.

                        BNN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year Ended
                                                                                             December 31,
                                                                                        ----------------------
                                                                                        1996              1995
                                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                              $   235,955       $  (566,160)
     Adjustment to reconcile net loss to net
       cash provided by used in operating activities:
       Amortization and depreciation                                                    492,425            14,293
       Equity in income of joint venture                                             (1,272,200)             --
       Deferred income tax expense                                                       14,000              --
       Deferred rent                                                                    (27,214)             --
       Bad debt loss--affiliated entity                                                    --              74,449
       Change in assets and liabilities, net
         of effects from purchase of KG:
           Accounts receivable                                                         (148,422)         (173,254)
           Expenditures billable to clients                                             122,931              --
           Other current assets                                                         251,028               329
           Other assets                                                                  (4,952)           (6,612)
           Accounts payable and accrued liabilities                                     128,411            88,703
           Payable to KG prior to acquisition                                           201,939              --
           Income taxes payable                                                         150,195              --
           Deferred income and client advances                                         (801,754)          148,511
                                                                                    -----------       -----------

                   Net Cash Used in Operating Activities                               (657,658)         (419,741)
                                                                                    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Distributions from joint venture                                                   137,600              --
     Loans to affiliate                                                                    --             (74,449)
     Loans to officers and shareholders                                                 (41,428)             --
     Expenditures for program costs                                                  (1,247,069)             --
     Acquisition of property and equipment                                              (31,577)          (20,908)
     Payment of acquisition costs                                                          --             (12,364)
                                                                                    -----------       -----------

                    Net Cash Used in Investing Activities                            (1,182,474)         (107,721)
                                                                                    -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net cash acquired in stock purchase of Kaleidoscope Group                          248,210              --
     Proceeds of loans from BNN prior to recapitalization transaction                 1,336,018              --
     Payment of costs relating to BNN recapitalization transaction                      (93,781)             --
     Proceeds from loans payable - shareholders                                            --             121,500
     Repayments of loans payable - shareholders                                         (38,470)         (112,000)
     Proceeds from notes payable                                                        600,000           300,000
     Repayments of notes payable                                                       (175,811)          (13,730)
     Principal payments on capitalized lease obligations                                (21,241)             --
     Issuance of common stock                                                              --             375,000
                                                                                    -----------       -----------

                   Net Cash Provided by Financing Activities                          1,854,925           670,770
                                                                                    -----------       -----------
INCREASE IN CASH                                                                         14,793           143,308
CASH
     Beginning of year                                                                  139,213            (4,095)
                                                                                    -----------       -----------

     End of year                                                                    $   154,006       $   139,213
                                                                                    ===========       ===========

                        See notes to financial statements

                        BNN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

              BNN Corporation ("BNN" or the "Company"), a publicly traded corporation without significant operations, acquired all of the outstanding shares of Kaleidoscope Media Group, Inc. ("KMG") on October 22, 1996. The transaction was effected by issuing additional BNN shares in an amount that resulted in the original KMG shareholders receiving approximately 40.3% of the outstanding shares of BNN. For financial reporting purposes, the transaction was recorded as a recapitalization of KMG. KMG is the continuing, surviving, entity for accounting purposes, but is adopting the capital structure of BNN which is the continuing entity for legal purposes. All references to shares of common stock have been restated to reflect the equivalent number of BNN shares.

              KMG was formed in May of 1996, at which time it issued 5,685,688 common shares to acquire approximately 91% of the outstanding shares of SeaGull Entertainment, Inc. ("SeaGull") and 3,814,312 common shares to acquire 100%of the outstanding stock of the Kaleidoscope Group ("KG"), a marketing and consulting company engaged primarily in sports and event marketing. Since, as a result of the transaction, stockholders of SeaGull owned a majority of the common stock of KMG, the acquisition of Seagull by KMG was accounted for as a recapitalization of SeaGull. Accordingly, the historical financial statements are those of SeaGull. The acquisition of KG was accounted for as a purchase of KG by SeaGull. The shares issued to acquire KG were assigned a value of $2,900,000, based upon the fair value of KG's net assets. At the date of acquisition, KG had a stockholders' deficit of approximately $539,670, resulting in the recording of goodwill of $3,439,670. The goodwill is being amortized using the straight line method over a period of twenty years, and amounted to $121,676 for the year ended December 31, 1996. KG's results of operations are included in the consolidated financial statements from May 3, 1996. The following unaudited pro forma information presents a summary of consolidated results of operations as if the KG purchase had occurred at the beginning of 1995 with pro forma adjustments to give effect to amortization of goodwill, certain other adjustments and related income tax effects.

                                                        1996          1995
                                                        ----          ----

              Net revenues                           $8,632,183    $6,681,484
              Net income (loss)                         134,682      (787,416)
              Net income (loss) per share                   .01          (.03)

              The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the KG acquisition been consummated as of January 1, 1995, nor are they necessarily indicative of future operating results.

              BNN Corporation and subsidiaries (the "Company") operates two divisions:

              The Entertainment Division (principally consisting of SeaGull's business activities) is primarily engaged in the business of the development, production and domestic and international distribution of entertainment properties and exploiting the related licensing and merchandising opportunities. It also provides consulting services in the development of specialty television programming and is involved in the acquisition and distribution of entertainment library properties.

              The Sports Division (principally consisting of KG's business activities) is primarily engaged in sports and event marketing and consulting including event management, sponsor and event representation, event related sales promotions, event related media and publicity, advertising and sponsorship sales and specialty publishing. Most of the Company's projects in these areas are sports related.

                        BNN CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 1996


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Principles of Consolidation

                      The consolidated financial statements include the accounts and transactions of BNN and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated. BNN's investment in its 50% owned joint venture is accounted for on the equity method. Accordingly, BNN's share of the earnings of the joint venture are included in the consolidated statement of operations.

              Program Cost Inventory

                      Program cost inventory is stated at the lower of amortized cost or estimated realizable value. Television production and participation costs are amortized based on the ratio of the current period's gross revenues to estimated total gross revenues from all sources on an individual production basis. Estimates of total gross revenues can change significantly due to the level of market acceptance of television products. In addition, uncertainties inherent in the process of estimating costs, estimates of the ultimate costs of episodic television programming can change significantly. Accordingly, revenue and cost estimates are reviewed periodically and amortization is adjusted. Such adjustments could have a material effect on results of operations in future periods.

                      In the case of episodic television programming, the
              Company considers each season to be a single product for the estimation of ultimate revenues and costs.

              Revenue Recognition

                      Revenue from the licensing or distribution of a television program is recognized when the licensee of the program has the legal right to exhibit or broadcast the program and the program is deliverable to the licensee.

                      Revenue from the barter syndication of television
              programming (the sale of television programming in exchange for advertising time) is recognized when the program has been licensed, the licensee has the legal right to broadcast the program, the program is deliverable to the licensee, noncancelable contracts have been signed with both the station and the purchaser of the advertising time and appropriate allowances can be estimated for rating shortfalls ("make goods"). The estimation process has inherent uncertainties. Accordingly, management's estimate of the allowance for rating shortfalls may change. Such changes could have a material effect on results of operations in future periods.

                      Revenue is recognized from Company-owned events when the
              event takes place. Revenue from consulting and management of events owned by others is recognized over the period during which the services are rendered. Revenue from sponsorship sales and representation for a specific event is recognized when the event occurs. Revenue from sponsorship sales and representation for organizations or an ongoing series of events is recognized as the organization or owner of the events is entitled to bill the sponsor. Television production revenue is recognized upon completion of the production.

                        BNN CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                DECEMBER 31, 1996

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Expenditures Billable to Clients

                      Expenditures billable to clients represent direct costs
              incurred by the Company, in connection with its various contracts, that are either specifically billable to the clients under the contracts, or relate to contracts for which the fees have not yet been billed or earned. Payroll and related costs, including those relating to specific client work, are expensed as incurred.

              Deferred Revenue

                      Deferred revenue represents amounts received from or
              billed to clients in accordance with certain contracts prior to the Company's completion of the earning process in accordance with its revenue recognition policy. Upon completion of the earning process, the amounts are included in revenue.

              Depreciation

                      Property and equipment are stated at cost and are
              depreciated on straight-line and accelerated methods over the estimated useful lives indicated in Note 6. Leasehold improvements are amortized over the term of the lease.

              Use of Estimates

                      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

              Net Income (Loss) Per Common Share

                      Net income (loss) per common share is based upon the
              weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

                      Inclusion of the contingent shares potentially issuable as a result of the BNN transaction (see Note 4) would have an anti-dilutive effect on net income (loss) per share. As a result it was not used in the earnings per share calculation.

              Income Taxes

                      Income tax expense (benefit) consists of income taxes
              currently due or refundable arising from the period's operations as adjusted by the deferred tax expense (benefit). The deferred tax expense (benefit) arises from those changes in the Company's deferred tax assets and liabilities relating to operations. Deferred tax assets and liabilities result from temporary differences between the amounts of assets and liabilities recorded on the financial statements and the amounts recorded for income tax purposes. Deferred tax assets also result from certain income tax attributes existing at the balance sheet date that can provide future income tax benefits including

                        BNN CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                DECEMBER 31, 1996


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              net operating loss carryforwards which can be used to offset future taxable income. The deferred tax assets and liabilities are calculated based the currently enacted tax rates that apply to the periods that the temporary differences are expected to reverse or the tax attributes are expected to be utilized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is likely that some portion or all of the deferred tax assets will not be realized.

                      SeaGull, with the consent of its shareholders, had elected under Section 1362 of the Internal Revenue Code and certain applicable state statutes, not to be taxed as a corporation, but rather to have the shareholders report their share of the corporation's earnings on their individual tax returns. Certain limited state and local income taxes applied. For this reason no federal and only limited state and local income taxes were provided in the financial statements through May 2, 1996. The election terminated on May 3, 1996, when SeaGull became a subsidiary of KMG.


3.    MAJOR CUSTOMERS

              During the year ended December 31, 1996, approximately 45% of the Company's revenue was derived from services provided to one U.S. automobile company. Accounts receivable from this client amounted to $274,123 at December 31, 1996. Revenue derived from one U.S. sports association amounted to approximately 10% of the Company's revenue in the year ended December 31, 1996. Accounts receivable from this client amounted to $133,200 at December 31, 1996. The revenue from these two customers was earned in the sports division operations acquired in the KG transaction on May 3, 1996.

              During the year ended December 31, 1995, all of the Company's (then consisting entirely of the Entertainment Division) revenue was derived from the distribution of two programs. $71,121 included in accounts receivable at December 31, 1995 relates to one of these programs. A substantial portion of the Company's efforts during 1995 involved the production, marketing and promotion of an action/adventure television program scheduled for airing (by the Company's 50% owned joint venture) in the fall of 1996. The Company was also involved in the initial stages of several other projects that are not yet generating revenue.


4.    BNN TRANSACTION/RECAPITALIZATION

              As described in Note 1, BNN acquired KMG on October 22, 1996, in a transaction recorded as a recapitalization of KMG. The transaction was recorded as an issuance of 13,528,082 shares (14,057,082, less 529,000 treasury shares) in exchange for the cancellation a $1,336,018 payable to BNN, that had resulted from cash previously advanced, and a $588,000 deferred tax asset. The amount recorded as the capital contribution was reduced by $93,781 of related costs.

                        BNN CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                DECEMBER 31, 1996


4.    BNN TRANSACTION/RECAPITALIZATION (Continued)

              As part of the acquisition of KMG, BNN agreed to a "Market Value Adjustment" under which BNN will grant additional shares to the former KMG shareholders to the extent that the original 9,500,000 shares are worth less than $50,000,000 on the sixteenth (16th) business day following the filing of the Company's Form 10K for 1997. The number of additional shares will be the number whose aggregate market value equals the difference between $50,000,000 and the aggregate market value of the original 9,500,000 shares. The adjustment will only apply if certain income targets are met for 1997. There is provision for partial application of the adjustment at reduced income levels.


5.    PROGRAM COST INVENTORY

      Program cost inventory at December 31, 1996 consists of the following:


      Released, less accumulated amortization              $  508,179

      In-process                                              415,007
                                                           ----------
                                                              923,186
      Less:  Current portion                                 (355,725)
                                                           ----------
      Noncurrent portion                                   $  567,461
                                                           ==========


6.    PROPERTY AND EQUIPMENT

              Property and equipment consisted of the following:

                                                                                                         Estimated Useful
                                                                                  December 31,             Life in Years
                                                                            ---------------------          -------------
                                                                            1996             1995
                                                                            ----             ----

                      Automobile                                        $   51,543       $  51,543               5
                      Furniture and fixtures                                51,471           3,453               7
                      Computers and office equipment                       100,138          17,455               5
                                                                        ----------       ---------

                                                                           203,152          72,451

                      Less:  accumulated depreciation                      (66,744)        (19,447)
                                                                        ----------       ---------

                                                                        $  136,408       $  53,004
                                                                        ==========       =========

              Depreciation expense was $46,866 and $14,293 for the years ended December 31, 1996 and 1995, respectively.

                        BNN CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 1996


7.    INVESTMENT IN JOINT VENTURE

              The Company has a 50% ownership interest in Keller-Siegel Entertainment LLC ("KSE"). KSE produces Tarzan: The Epic Adventures, an hour long action adventure television series that first aired in September, 1996. Revenue is derived from both domestic and foreign sources. Production of the series principally occurs in South Africa. Significant domestic revenue is derived from barter syndication. Summarized financial information of KSE as of December 31, 1996 is as follows:


      Assets                                        $ 11,762,000
      Liabilities                                     (9,493,000)
                                                    ------------
      Members capital                               $  2,269,000
                                                    ============

      Revenue                                       $  8,303,000

      Net income                                    $  2,544,000

      Company's equity in net income                $  1,272,000

              The Company is the domestic distributor of Tarzan: The Epic Adventures. During the year ended December 31, 1996, the Company earned $130,000 of distribution fees (relating to $2,600,000 of KSE advertising revenues) and $210,000 of executive producer fees from KSE which are included in revenue in the statement of operations.

              The determination of the revenue of KSE involves an estimate by management of allowances for ratings shortfalls for noncancelable advertising contracts in force at year end for barter syndication as described under revenue recognition in Note 2. Determination of KSE's net income involves the amortization of program cost inventory in the same manner as described in Note 2. The estimation process has inherent uncertainties. Accordingly, management's estimates of total gross revenues, ultimate costs and the allowance for rating shortfalls may change. Such changes could have a material effect on results of operations in future periods.

               Both the Company and the other 50% owner of KSE provide production, marketing and administrative services to KSE, the cost of which exceeds the reimbursements received from KSE. Certain of these production and marketing costs related to Tarzan: The Epic Adventures have been capitalized by the Company as program cost inventory. The amortization of this program cost inventory, as well as the KSE administrative and noncapitalizable marketing costs are recognized as expenses in the statement of operations.

                        BNN CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                DECEMBER 31, 1996


7.    INVESTMENT IN JOINT VENTURE (Continued)

              The production costs for the two part premiere episode along with certain pre-release marketing costs were funded by a third party under an agreement by which the third party was to fund the production costs for the entire season's episodes in exchange for significant gross profit participation. The third party refused to supply the funding for the remaining episodes. As a result, KSE incurred significant costs in arranging for alternate financing. It is possible that the third party will advance claims for the return of the monies advanced and/or a share of the profits allocable to the two-part premiere. Management believes that such claims have no merit because of the breach of the agreement by the third party. In addition, management believes that it has valid counterclaims for damages arising from the breach of the agreement that exceed the third party's claims. It is, nevertheless, at least reasonably possible that a material liability could result, although the amount cannot be estimated.


8.    CAPITALIZED LEASE OBLIGATION

              The Company is obligated under a capitalized lease requiring payments of $2,919 per month, including interest at 7.2%, through January 1998. Total future payments under this lease total $35,028 of which $1,283 represents interest.

9.    NOTES PAYABLE

                                                                                        December 31,
                                                                                   -----------------------
                                                                                   1996               1995
                                                                                   ----               ----

              Note payable arising from the settlement of the disputes relating to the $500,000 loan described below. Payable in monthly
                installments of $30,000 without interest.                          $139,220      $        -

              Note payable arising from the settlement of the disputes relating to the $500,000 loan described below. The note is payable in monthly principal installments of $10,000 per month, plus
                interest at a bank's prime rate. The note is secured by certain of the Company's receivables plus shares representing a 4.5%
                interest in the Company's SeaGull Subsidiary.                       200,000               -

              Loan originally borrowed in five $100,000 increments between
                December 1994 and February 28, 1995, bearing interest at the prime rate (8.5% at December 31, 1995) with interest payable monthly. The principal balance was due on December 1, 1996.
                There were certain disputes involving this note. Disputed but unpaid interest was recorded as a liability as of December 31, 1995. A party to the dispute had asserted that because interest

                        BNN CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 1996


9.    NOTES PAYABLE (Continued)

                                                                                             December 31,
                                                                                        -----------------------
                                                                                        1996               1995
                                                                                        ----               ----

                has not been paid, the principal is callable by the holder.
                During 1996, these disputes were settled, as a result of which this note was replaced by two new notes (see above). This note was guaranteed by two individuals to each of whom, 281,090 shares of the Corporation's common stock was issued. No value
                was attributed to the stock issued.                                          -                 500,000

              Note payable to an entity controlled by the Company's Chairman and
                Co-CEO. The principal balance was due August 31, 1996. Interest has been accrued at 3% above a bank's prime rate. The effective rate on this note was 11.5% at December 31, 1996. The note is secured by the accounts receivable from, and contracts with, the
                Company's automobile corporation client.                                   200,000               -

              Note payable to a bank in monthly installments of $1,422,
                including interest at 8.89% per annum, through November 1997.
                The loan is secured by the Company's automobile and is
                guaranteed by the Company's Chairman (who is a shareholder).                14,969              29,970

              Note payable to the former parent of KG in three installments of
                $13,333 during 1997.                                                        40,000               -

              Notes payable to three unrelated entities, due on demand with
                interest at 8% per annum payable quarterly.                                600,000               -
                                                                                    --------------       -------------

                                                                                         1,194,189             529,970

              Less: current portion                                                     (1,114,189)           (515,001)
                                                                                    --------------       -------------

                                                                                   $        80,000      $       14,969
                                                                                    ==============       =============


10.   LOANS PAYABLE TO STOCKHOLDERS

              The loans payable to stockholders at December 31, 1995 bore no interest and had no definite due date.

                        BNN CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 1996

11.   COMMITMENTS

              The Company leases the space for its principal office in New York, NY under an agreement expiring in June 2002. The Company is also obligated under operating lease agreements for certain office equipment. The Company is also the lessee of office space, located in Los Angeles, California, under a lease also expiring in June 2002. The office leases provide for future escalation based on certain cost increases.

              As of December 31, 1996, the total commitments for future rentals were as follows:

                            1997                            $     601,726
                            1998                                  589,807
                            1999                                  593,090
                            2000                                  594,946
                            2001                                  613,378
                            2002                                  461,845
                                                             ------------

                                                            $   3,454,792
                                                            =============

              Rent expense was $343,889 and $39,402 for the years ended December 31, 1996 and 1995 respectively.


12.   CONTINGENCIES

              On June 21, 1996, a suit was filed against two of the Company's subsidiaries and other unrelated parties in the amount of $21,000,000 alleging that they are successors to the alleged liability for a default judgement entered against a former affiliate of the subsidiaries in April, 1995 for an alleged action taking place in 1988. The Company intends to vigorously defend itself in this litigation. Management believes that the claim against the former affiliate lacks merit and that, in any case, the subsidiaries have no responsibility for the debts of the former affiliate. Furthermore, management believes that if any judgement were to be entered against the subsidiaries it would be able to obtain indemnification from the prior owner of the former affiliate's business, a major advertising agency. For these reasons, management believes that the litigation will not have a material effect on the Company's financial position. It is, nevertheless, at least reasonably possible that a material liability could result, although the amount cannot be estimated.

                        BNN CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                DECEMBER 31, 1996

13.   INCOME TAXES

              The provision for income taxes for the year ended December 31, 1996 consists of the following components:

                      Current
                        Federal                         $     -
                        State                               180,790
                                                         ----------
                                                                      $ 180,790
                      Deferred
                        Federal                         $   313,000
                        State                                13,000
                                                         ----------
                                                            316,000
                        Benefit of change from "S"
                          to "C" Corporation               (302,000)
                                                         ----------
                                                                         14,000
                                                                      ---------
                                                                      $ 194,790
                                                                      =========

              There was no provision for income taxes for the year ended December 31, 1995. The income tax expense for the year, exclusive of the benefit from the change in tax status, does not bear the expected relationship between pretax income and the federal corporate income tax rate of 34% because of the effect of state and local income taxes, the fact that the company's amortization of goodwill and certain other expenses are not deductible for income tax purposes.

              The reconciliation between the actual and expected federal tax for the year ended December 31, 1996 is as follows:

              Federal corporate tax rate of 34% applied to pretax
                income                                                $ 146,453
              State and local income taxes, net of federal benefit      127,901
              Effect of non-deductible goodwill amortization             41,370
              Effect of other nondeductible expenses                     28,612
              S Corp. deductions prior to May 3, 1996, for which
                the Company received no federal benefit.                152,454
              Federal benefit of change from S to C corporation.       (302,000)
                                                                      ---------

                                                                      $ 194,790
                                                                      =========
              Deferred income taxes as reported on the balance sheet consists of:
                                                            December 31,
                                                     -------------------------
                                                        1996           1995
                                                     ----------      ---------

                      Deferred tax assets            $1,447,000      $  50,000
                      Deferred tax liabilities          (88,000)       (10,000)
                      Valuation allowance                     -        (40,000)
                                                      ---------       --------

                                                     $1,359,000      $       -
                                                     ==========      =========

                        BNN CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                DECEMBER 31, 1996

13.   INCOME TAXES (Continued)

              Deferred tax asset balances arise principally because of the following:

                      Net operating loss carryforwards               $  905,000
                      Start-up costs capitalized for income
                        tax purposes but not on the financial
                        statements                                      226,000
                      Deferred rent                                     155,000
                      Liability assumed in KG acquisition, not yet
                        recognized as an expense for tax purposes        34,000
                      Expenses accrued by subsidiary that is
                        taxed on the cash basis                         127,000
                                                                     ----------
                                                                     $1,447,000
                                                                     ==========

              Deferred tax liability balances arise principally because of the following:

                      Revenue earned but not received by the
                        subsidiary taxed on the cash basis           $   38,000
                      KG liabilities assumed in the acquisition,
                        recorded at fair values lower than
                        their tax basis.                                 50,000
                                                                     ----------
                                                                     $   88,000
                                                                     ----------

                                                                     $1,359,000
                                                                     ==========

              As of December 31, 1996, the Company had net operating loss ("NOL") carryforwards of approximately $980,000 available to offset future federal taxable income; the carryforwards are not available for state income tax purposes. These carryforwards begin to expire in 2003.

              In addition, certain of the Company's subsidiaries have approximately $1,265,000 of NOL carryforwards that can only be used to offset the future taxable income (for federal and certain state purposes) of the specific subsidiaries to which they pertain. These carryforwards are further limited by the operation of Section 382 of the Internal Revenue Code. The subsidiaries are only allowed to use a maximum of approximately $120,000 of these carryforwards each year. Additional portions of the carryforwards can, however, be used to offset certain gains on the disposition of assets.

              As shown above, the company has recorded a deferred tax asset of $905,000 reflecting the benefit of the NOL carryforwards. Realization is dependent on generating sufficient taxable income prior to expiration of the NOL carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                        BNN CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 1996


14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

              Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107") requires entities to disclose the fair values of financial instruments except when it is not practicable to do so. Under SFAS 107, it is not practicable to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users.

              The Company's financial instruments, and the related amounts recorded on the balance sheet, to which SFAS 107 would be applied include the following:

                                                                     Carrying Amount
                                                                     ---------------
                                                                       Year Ended
                                                                       December 31,
                                                                     ---------------
                                                                     1996        1995
                                                                     ----        ----
              Asset:
              Cash                                               $  154,006    $139,213
              Loan receivable - officers
                and shareholders                                    107,031       -
              Investment in unconsolidated
                subsidiary                                        1,134,600       -

              Liabilities:
              Notes payable                                       1,194,159     529,970
              Loan payable - officer and shareholder                  -          38,470

              As a result of the difficulties presented in the valuation of the loans receivable and payable from the officers and shareholders because of their related party nature, estimating the fair value of these financial instruments is not considered practicable. It is not practicable to estimate the fair value of the investment in the unconsolidated subsidiary because management believes that the cost of an appraisal exceeds the benefits of the information considering the subjective nature of such information. Note 8 sets forth certain information relating to the unconsolidated subsidiary. The fair values of the cash and notes payable do not differ materially from their carrying amounts.

              None of the above are derivative financial instruments and none are held for trading purposes.


15.   SUPPLEMENTAL STATEMENT OF CASH FLOWS DISCLOSURE

              Interest and Income Taxes Paid

              Cash payments for the following were:
                                                                December 31,
                                                           --------------------
                                                             1996        1995
                                                             ----        ----

                      Interest                             $  27,335    $ 3,334
                                                            ========    =======

                      Income Taxes                         $  30,595    $     -
                                                            ========    ========

                        BNN CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 1996

15.   SUPPLEMENTAL STATEMENT OF CASH FLOWS DISCLOSURE (Continued)

              Non-Cash Financing Transactions

                      In connection with the Company's May, 1996 acquisition of
              KG, assets were acquired and liabilities assumed as follows:

              Fair value of assets acquired
                Noncash current assets                          $   1,524,861
                Property and equipment                                 98,693
                Other noncurrent assets                               813,552
                Goodwill                                            3,427,306
                                                                 ------------
                                                                    5,864,412

              Less: liabilities assumed                            (3,414,561)
                                                                 ------------
              Excess of noncash assets assumed over
                liabilities assumed                                 2,449,851

              Elimination of Payable to KG                            201,939
              Net cash acquired                                       248,210
                                                                 ------------
              Stock issued                                      $   2,900,000
                                                                 ============

                      $12,364 of costs paid and capitalized in 1995 were
              transferred to goodwill as part of the cost of the KG acquisition.

                      As described in Note 4, on October 22, 1996, the company
              issued stock in exchange for the cancellation of a $1,336,018 loan payable and the receipt of a $588,000 deferred tax asset.

16.   SEGMENT INFORMATION

              As described in Note 1, the Company's operations have been classified into two segments, the Entertainment Division and the Sports Division. Summarized information by business segment for 1996 and is as follows:

                                                                       Interest
                                  Entertainment         Sports         and other           Total
                                  -------------         ------         ---------           -----

Revenue                            $   677,343       $ 5,959,429      $   226,587       $ 6,863,359
                                   ===========       ===========      ===========       ===========
Operating income                   $(1,605,476)      $   793,401      $   (29,380)      $  (841,455)

Equity in income of KSE              1,272,200              --               --           1,272,200
                                   -----------       -----------      -----------       -----------
Pretax income                      $  (333,276)      $   793,401      $   (29,380)      $   430,745
                                   ===========       ===========      ===========       ===========
Total identifiable assets          $ 1,494,597       $ 4,503,458      $   107,784       $ 6,105,839
                                   ===========       ===========      ===========       ===========
Depreciation and amortization      $   351,964       $   137,965      $     2,496       $   492,425
                                   ===========       ===========      ===========       ===========
Capital expenditures               $ 1,300,849       $    38,620      $     9,688       $ 1,349,157
                                   ===========       ===========      ===========       ===========

              For 1995, all of the Company's activities were part of the Entertainment Division.

                        BNN CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 1996


17.   PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

              The accompanying unaudited pro forma condensed statement of operations of BNN Corporation and subsidiaries for the year ended December 31, 1996 gives effect to the KG acquisition (see Notes 1 and 17) and the BNN transaction (see Notes 1, 4 and 17) as if they had occurred on January 1, 1996.

              The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the KG acquisition been consummated as of January 1, 1995, nor are they necessarily indicative of future operating results.

                        BNN CORPORATION AND SUBSIDIARIES

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1996
                                   (UNAUDITED)

                                                                        Actual           Adjustments       Pro Forma
                                                                        ------           -----------       ---------

NET REVENUE                                                       $     6,863,359          1,768,824    $    8,632,183

DIRECT PROJECT COSTS                                                    3,747,711  (1)       679,596         4,427,307
                                                                  ---------------                       --------------

GROSS PROFIT                                                            3,115,648                            4,204,876
                                                                  ---------------                       --------------

EXPENSES
     Amortization of program costs                                        323,882                              323,882
     Salaries and benefits                                              1,843,403  (1)       492,297         2,335,700
     General and administrative                                         1,648,097  (1)       694,189         2,507,150
                                                                                   (2)       174,838
                                                                                   (5)        (9,974)


     Amortization of goodwill                                             121,676  (3)        61,589           183,265
     Interest                                                              20,045  (1)        26,562            46,607
                                                                  ---------------                       --------------

              Total Expenses                                            3,957,103                            5,396,604
                                                                  ---------------                       --------------

LOSS BEFORE EQUITY IN INCOME OF
     JOINT VENTURE AND INCOME TAXES                                      (841,455)                          (1,191,728)

EQUITY IN INCOME OF JOINT VENTURE                                       1,272,200                            1,272,200
                                                                  ---------------                       --------------

INCOME BEFORE INCOME TAXES                                                430,745                               80,472

INCOME TAX EXPENSE (BENEFIT)                                              194,790  (1)        21,000           (54,210)
                                                                                   (2)       (59,000)
                                                                                   (4)      (211,000)
                                                                  ---------------                       --------------

NET INCOME                                                        $       235,955                       $      134,682
                                                                  ===============                       ==============

NET INCOME PER COMMON SHARE                                       $          0.02                       $         0.01
                                                                  ===============                       ==============

(1)  Results of KG operations January 1 to May 2, 1996
(2)  Expenses of BNN Corporation January 1 to October 21, 1996
(3)  Amortization of goodwill January 1 to May 2, 1996
(4)  Tax benefit of S corporation period losses January 1 to May 2, 1996
(5)  Deferred rent amortization January 1 to May 2, 1996

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 15th day of April, 1997.

                                     BNN CORPORATION



                                      By: /s/        Henry Siegel
                                         -------------------------------------
                                                     Henry Siegel,
                                              Co-Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signatures                    Capacity                         Date
----------                    --------                         ----

/s/  Henry Siegel
---------------------------     Chairman of the Board,      April 15, 1997
     Henry Siegel                Co-Chief Executive
                                 Officer, Director


/s/  Ray Volpe
---------------------------     President, Co-Chief         April 15, 1997
     Ray Volpe                   Executive Officer,
                                 Director


/s/  Paul Siegel
---------------------------     President of                April 15, 1997
     Paul Siegel                 Entertainment
                                 Division, Director


/s/  Martin Miller
---------------------------     Director                    April 15, 1997
     Martin Miller



/s/ Bernard Bushkin
---------------------------     Chief Financial             April 15, 1997
    Bernard Bushkin              Officer