Form 10QSB
period 1997-03-31
BNN CORP
filed 1997-05-15
CIK 848447

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended     March 31, 1997
                              --------------------
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________

Commission file number              0-17591
                              --------------------

                                BNN CORPORATION
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

             Nevada                                      93-0957030
---------------------------------           ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

345 Park Avenue South, New York, New York                         10010
--------------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)

                                  212-779-6601
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                            -----------------------

Securities registered pursuant to Section 12(b) of the Act:

 Title of each  class                 Name of each exchange on which registered


Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

                          ----------------------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
                              --------------------

     Issuer's revenues for the year ended December 31, 1996 are $6,863,359. The aggregate market value of the voting stock held by nonaffiliates of the issuer is $9,502,383 (as of February 14, 1997). The number of shares outstanding of the issuer's common stock is 23,557,082 (as of February 14, 1997).

                      DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format: Yes     No  X
                                                   ---    ---

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

     On October 22, 1996, BNN Corporation acquired the Kaleidoscope Media Group Inc., (KMG) through a stock exchange. KMG was itself formed on May 3, 1996, through the acquisition of the Kaleidoscope Group (primary Kaleidoscope Entertainment Inc. and People and Properties Inc.) by SeaGull Entertainment, Inc. For accounting purposes, the acquisition of KMG by the Company was treated as a recapitalization of KMG, and as such, the surviving entity for reporting purposes is SeaGull Entertainment The consolidated financial statements provided in this report for the quarter ended March 31, 1997, include consolidated three months of SeaGull Entertainment, the Kaleidoscope Group and BNN Corporate. The results reported for the three months ending March 31, 1996 are solely those of SeaGull Entertainment, exclusive of the Kaleidoscope Group.

     During the first quarter ended March 31, 1997, the Company continued to build upon the strategic positions taken in the prior fiscal year and emphasized development of several entertainment and sports properties that will position the Company for long-term growth and fiscal stability. Despite overall profitability during the quarter, operating cash flow needs and investment in projects necessitated additional funding being obtained through issuance of debt and equity instruments.

     The Company reported $381,482 in pretax profits for the quarter ended March 31, 1997, compared with a loss of ($128,700) for same period in the prior fiscal year. On a net income basis, the results for the quarter were a profit of $201,082 compared to a loss in the prior fiscal year of ($128,700).

Results of Operations

     Gross billings for the quarter ended March 31, 1997, totaled $2,285,899 compared with gross billings for the first quarter of the previous fiscal year of $123,074. Gross billings include amounts billed to agencies on behalf of third parties for television advertising placed by these agencies. In the first quarter 1997, these billings totaled $1,069,318. Although the Company issues invoices, establishes receivables and then collects these amounts (net of fees retained by the agencies) these amounts are not retained by the Company and are hence not reported in net revenue figures.

     Net revenues for the first quarter ended March 31, 1997, which exclude agency fees and media costs, totaled $1,216,581, compared with net revenue of $123,074 in the comparable three-month period for fiscal 1996.

     The growth in first quarter revenue versus the first quarter prior year, is largely attributable to revenues derived from sports properties and the event management and consulting business of the People and Properties and Kaleidoscope companies that were acquired during 1996. In the first quarter of the prior year, SeaGull Entertainment was in a start-up mode that incurred development costs with no commensurate revenue; further, there were no sports operations. Had the sports companies been included in the prior year results, the Company would have reported revenues of $2,961,916 in the first quarter, which included approximately $1,500,000 from a discontinued golf event, in which the Company reported a net loss.

     Gross profit after direct project costs was $895,450 for the quarter ended March 31, 1997 compared with $123,074 for the prior year. Direct costs include costs necessary to create, market and manage an event, or produce, market and distribute a broadcast or other entertainment property, but exclude staff salaries, general and administrative costs. Had the Kaleidoscope Group companies been reported in prior year quarter, the comparison of gross profit would have been $18,702, due to higher costs a the net loss on the golf event noted above.

     The Company expensed $218,312 of program cost inventory in the quarter ended March 31, 1997, based on the ratio of the current period's gross revenue to estimated total gross revenues from all sources on an individual project basis. For the three months, the entire amount expensed is attributable to costs that had been capitalized as related to the production of "Tarzan, The Epic Adventures."

     Salaries and related benefit costs were $747,953 for first quarter 1997, compared with $117,676 for the prior year, largely reflecting the costs associated with the acquisition of the Kaleidoscope Group companies but also the additions to staff necessitated by the increased size and complexity of the Company subsequent to the acquisitions. Further, some of the entertainment projects undertaken during the year required that the Company bring additional staff on-board to enable the Company to accomplish those projects. At the same time, the Company reduced the number of consultants and outside service providers, where such reductions were feasible.

     Total expenses other than direct costs were $1,381,668 for first quarter 1997 compared to $251,774 for 1996. Had the Kaleidoscope Group companies and BNN Corp. expenses been reported in the restated first quarter 1996, the total expenses, excluding direct costs, would have been $781,668 in first quarter 1996. The 1997 expenses include amortization of goodwill in the amount of $42,996 compared to $-0- amortization of goodwill the prior year.

     Although not reported as revenue, SeaGull Entertainment generated $867,700 in equity income for the quarter ended March 31, 1997, from its participation in a 50%-owned venture that produces, distributes and licenses the syndicated series, "Tarzan, Epic Adventures." Filmed almost entirely on-location in South Africa, and launched in the United States in the fall of 1996, this 22 episode series attained "clearance" in nearly 85% of television markets in the United States. Income from this property is generated from advertising sales and licenses for home video, cable television, international broadcast rights, and merchandising of toys, books and related items. Reported under the rules of FAS 53, income and expense accruals were based upon the delivery of 19 of 22 scheduled episodes through the end of the quarter, less the amounts accrued through the end of fiscal 1996.

Income Taxes

     The provision for state and federal income tax was $180,400 for first quarter 1997, on a pretax basis of $381,482 compared with no tax provision for the first quarter 1996 on a pretax loss of ($128,700). The income tax expense for 1997 does not bear the expected relationship between pretax income and the federal corporate tax rate of 34% because of the effect of state and local income taxes and the fact that the company's amortization of goodwill and certain other expenses are not deductible for income tax purposes.

     At March 31, 1997, net operating loss carryforwards ("NOLs") amounted to approximately $679,000 for Federal income tax purposes. The carryforwards are not available for state income tax purposes. The NOLs begin to expire in varying amounts starting in 2003.

     In addition, certain of the Company's subsidiaries have approximately $1,235,000 of NOL carryforwards that can only be used to offset future taxable income (for federal and certain state purposes) of the specific subsidiaries to which they pertain. These carryforwards are further limited by the operation of
Section 382 of the Internal Revenue Code. The subsidiaries are only allowed to use a maximum of approximately $120,000 of these carryforwards each year. Additional portions of the carryforwards can be used to offset certain gains on disposition of assets.

     For the first quarter, 1997, the Company utilized $301,000 of NOLs to offset Federal income taxes, and subsidiary companies utilized $30,000 from NOLs to offset various state and Federal taxes.

Liquidity and Capital Resources

     As of March 31, 1997, the Company reported a cash deficit of ($177,617) (cash increase of $130,144 less bank overdraft of $307,761) compared with ($16,517) reported at March 31, 1996. During the first quarter 1997, operating activities of the companies generated a net outflow of funds of ($98,748). Although the Company generated a post-tax profit of $201,082 and there were non-cash costs such as depreciation and amortization totaling $273,341, a significant shortfall resulted because no cash was received from equity income of $867,700 from the joint venture.

     The negative cash flow generated by operating activities during first quarter 1997 was attributable to the start-up nature of the Company's entertainment properties as well as professional fees such as legal and accounting costs associated with prior year and efforts to resolve several remaining legal claims associated with prior year actions.

     Investing activities, primarily use of funds to create programs whose costs were capitalized, generated a net outflow of ($454,128) in the three months ended March 31, 1997.

     Entertainment properties including "Tarzan: The Epic Adventures," "Merlin", "Team Xtreme" and "Hollywood Connection" (formerly called "Celebrity Showcase"), all required extensive funding for development, promotion and marketing. Although many of these costs were capitalized for income statement purposes (until the programs are released and revenue is recognized) they nevertheless represent a significant cash outflow. Of the properties mentioned, only "Tarzan" was released into syndication in 1996, while the others remain in development for 1997 release. Typically, the nature of the "television broadcast season" is such that properties are often not released in the U.S. until the fall season (September), as was the case with "Tarzan" in 1996, an internationally, properties may not be broadcast until the following calendar year.

     Accounted for under the revenue and expense recognition provisions of FAS 53, no cash was received by the Company in the quarter ending March 31, 1997 from its 50% participation in the joint venture that produces and distributes "Tarzan." This largely resulted from the obligations of the joint venture to its lender to subordinate payments to others, including the joint venture, until the loan shall be repaid in full. This is expected to happen later in 1997 and cash from earnings should be received for distribution or subsequent re-investment.

     Scheduled for release later in 1997 are the broadcast of the daily transactional television program "Hollywood Connection" (originally carrying the working title of "Celebrity Showcase," as noted in the Company's 10K for 1996) to begin in June; a second season of Tarzan is expected to commence in September 1997 and is to be followed by release of movie versions of "Team Xtreme" and "Merlin" with episodic series to be produced and released later. In addition to cash inflows from the first season of Tarzan" as noted above, "Hollywood Connection" revenue from program advertising and direct sale of products to viewers is also expected to provide positive project cash flows within the third quarter of 1997.

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

     In the absence of significant capital, the Company has continued to seek additional sources of funds to finance the Company's operations. The Company will seek to obtain necessary funding from (a) equity and debt financing, (b) arrangements for profit participation in individual projects and (c) marketing or advertising tie-ins to programs.

     In the quarter ended March 31, 1997, the combined cash shortfall from operating and investing activities was offset by cash inflows from financing activities totaling $714,314. This was attributed to (1) notes payable, totaling $397,531 from three unrelated entities, (2) warrants and restricted common shares that were issued to three entities, generating $485,000 in cash. The proceeds from these transactions were largely utilized for operating purposes as described above.

     Management will continue to evaluate liquidity and capital resources on a continuing basis. The Company will avail itself of opportunities to utilize external sources of funding to support operations and investment activities until it has positive cash flow.

     In the quarter, Management devoted significant attention to developing and executing a long-range plan to establish a strategic partnership for the Company in its sports business. Management finalized plans for a new sports and entertainment entity, to be called Kaleidoscope Sports and Entertainment, LLC, and planned the transfer of all the sports and entertainment properties and personnel of People and Properties, into the new venture. This plan was executed on May 2, 1997. The Interpublic Group of Companies, Inc. on May 5, 1997, then purchased a 51% interest in the new entity from the Company. Although the transaction was not culminated until the second quarter of 1997, and is therefore a subsequent event to the results reported here, the efforts by Management to enhance its business opportunities, acquire new sources of operating capital, and establish favorable conditions for future growth of the Company were a central activity in the quarter ended March 31, 1997.

     The Interpublic Group of Companies, Inc. purchase of the 51% interest was based upon an earnout over a three year period. The initial down payment received by BNN Corporation was $2,200,000. BNN Management, based upon present and proposed business commitments, estimates that the profit of the transaction over the three year period will be in excess of six million dollars. The Interpublic Group of Companies, Inc. also has a one year option to purchase the remaining 49% interest, which would give BNN Corporation an additional profit.

     BNN Corporation will report its earnings from this venture on a quarterly basis, as a minority interest equity investment.

     Note: Any forward looking statements in this press release are necessarily subject to risks and uncertainties which may affect the accuracy of such statements and limit the Company's ability to meet its projections. Such risks may include unanticipated declines in revenue due to competitive, market and general economic risk factors.

     Ray Volpe has resigned as Co-CEO of BNN Corporation and will become CEO of Kaleidoscope Sports and Entertainment, L.L.C.. Mr. Volpe will continue as a director of BNN Corporation and remain as a major shareholder of BNN Corporation. Henry Siegel will remain as CEO of BNN Corporation and assume the additional responsibilities that were Mr. Volpe's.

     In the quarter ended March 31, 1997, the Board of Directors approved an Employee Stock Option Plan, with an effective date of January 2, 1997. There are approximately 950,000 shares of restricted common stock anticipated under the plan, with a vesting period of four years. Implementation of the plan requires shareholder approval.

                                 C O N T E N T S

                                                                           Page
                                                                         -------
FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS                                            2-3

     CONSOLIDATED STATEMENTS OF OPERATIONS                                    4

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)                5

     CONSOLIDATED STATEMENTS OF CASH FLOWS                                    6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            7-13

                        BNN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                     ASSETS
                                                              March 31,
                                                       ------------------------
                                                           1997          1996
                                                           ----          ----
CURRENT ASSETS
     Cash                                              $   284,150     $122,642
     Accounts receivable, less allowance for doubtful
        accounts of $-0- in both 1997 and 1996           1,214,297       59,586
     Expenditures billable to clients                      526,289         -
     Loans receivable--officers and shareholders           126,098         -
     Program cost inventory - current portion,
        net of accumulated amortization                    266,104      156,055
     Deferred income taxes                                 907,400         -
     Other current assets                                  124,314       14,164
                                                       -----------     --------
              Total Current Assets                       3,448,652      352,447

PROGRAM COST INVENTORY, less current portion,
     net of accumulated amortization                       892,898       75,534

PROPERTY AND EQUIPMENT, at cost, less accumulated
     depreciation                                          136,602       48,247

INVESTMENT IN JOINT VENTURE                              2,144,000         -

DEFERRED INCOME TAXES                                      328,600         -

GOODWILL, net of accumulated amortization                3,274,998         -

OTHER ASSETS                                                21,116        6,613
                                                       -----------     --------
                                                       $10,246,866     $482,841
                                                       ===========     ========

                       See notes to financial statements.

                        BNN CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                           March 31,
                                                                     ---------------------
                                                                     1997           1996
                                                                     ----           ----
CURRENT LIABILITIES
     Bank overdraft                                              $   307,761    $     -
     Notes payable, current portion                                1,381,690       515,337
     Accounts payable and accrued liabilities                      1,703,160       142,428
     Income taxes payable                                            197,459          -
     Capitalized lease obligation - current portion                   25,528          -
     Deferred rent - current portion                                  39,704          -
     Deferred income and client advances                           1,046,924       245,607
     Due to BNN Corp.                                                   -           75,000
     Due to Kaleidoscope Group                                          -           93,139
                                                                 -----------    ----=-----
                                                                   4,702,226     1,071,511

NOTES PAYABLE, less current portion                                   50,000        11,006

DEFERRED RENT, less current portion                                  313,342          -
                                                                 -----------    ----------
           Total Liabilities                                       5,065,568     1,082,517
                                                                 -----------    ----------
STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $0.01 par value, 50,000,000 and
       10,221,462 shares authorized, 25,057,082
       and 6,247,868 shares issued, in
       1997 and 1996, respectively                                   161,731            12
     Additional paid-in-capital                                    5,429,506       375,988
     Accumulated deficit                                            (409,939)     (975,676)
     Stock subscriptions receivable less
       allowance for doubtful accounts
       of $438,075 in 1997                                              -             -
     Treasury stock 529,000 shares in 1997
       at cost                                                          -             -
                                                                 -----------    ----------
           Total Stockholders' Equity (Deficit)                    5,181,298      (599,676)
                                                                 -----------    ----------
           Total Liabilities and Stockholders' Equity (Deficit)  $10,246,866    $  482,841
                                                                 ===========    ==========

                       See notes to financial statements.

                        BNN CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                        1997            1996
                                                        ----            ----
NET REVENUE                                          $1,216,581       $ 123,074

DIRECT PROJECT COSTS                                    321,131            -
                                                     ----------       --------
GROSS PROFIT                                            895,450         123,074
                                                     ----------       --------
EXPENSES
     Amortization of program costs                      218,312            -
     Salaries and benefits                              747,953         117,676
     General and administrative                         342,596         132,841
     Amortization of goodwill                            42,996            -
     Interest                                            29,811           1,257
                                                     ----------       ---------

              Total Expenses                          1,381,668         251,774
                                                     ----------       ---------
LOSS BEFORE EQUITY IN INCOME OF JOINT VENTURE
     AND INCOME TAXES                                  (486,218)       (128,700)

EQUITY IN INCOME OF JOINT VENTURE                       867,700            -
                                                     ----------       ---------
INCOME (LOSS) BEFORE INCOME TAXES                       381,482        (128,700)

INCOME TAX EXPENSE                                      180,400            -
                                                     ----------       ---------
NET INCOME (LOSS)                                    $  201,082       $(128,700)
                                                     ==========       =========
NET INCOME (LOSS) PER COMMON SHARE
     Primary                                         $     0.01       $   (0.02)
                                                     ==========       =========
     Fully diluted                                   $     0.01       $   (0.02)
                                                     ==========       =========

                       See notes to financial statements.

                        BNN CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                                  Additional
                                         Shares       Common        Paid-in      Accumulated
                                         Issued        Stock        Capital        Deficit       Total
                                         ------       ------      ----------     -----------     -----
Three Months Ended March 31, 1996

   Balance--January 1, 1996           $ 6,247,868    $     12     $  375,988     $(846,976)   $ (470,976)

   Net loss                                  -           -              -         (128,700)     (128,700)
                                      -----------    --------     ----------     ---------    ----------
   Balance--March 31, 1996              6,247,868    $     12     $  375,988     $(975,676)   $ (599,676)
                                      ===========    ========     ==========     =========    ==========
Three Months Ended March 31, 1997

   Balance--January 1, 1997            23,557,082    $146,731     $4,959,506     $(611,021)   $4,495,216

   Issuance of warrants                      -           -           125,000          -          125,000

   Issuance of shares for
     cash consideration                 1,500,000      15,000        345,000          -          360,000

   Net income                                -           -              -          201,082       201,082
                                      -----------    --------     ----------     ---------    ----------
   Balance--March 31, 1997             25,057,082    $161,731     $5,429,506     $(409,939)   $5,181,298
                                      ===========    ========     ==========     =========    ==========

                       See notes to financial statements.

                        BNN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                             March 31,
                                                                      ----------------------
                                                                        1997         1996
                                                                        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                               $ 201,082    $(128,700)
     Adjustment to reconcile net loss to net
       cash provided by used in operating activities:
       Amortization and depreciation                                   273,341        4,757
       Equity in income of joint venture                              (867,700)        -
       Executive producer's fee retained by joint venture             (141,700)        -
       Deferred income tax expense                                     123,000         -
       Deferred rent                                                   (10,146)        -
       Change in assets and liabilities, net
         of effects from purchase of KG:
           Accounts receivable                                        (237,952)     115,873
           Expenditures billable to clients                           (208,570)    (156,055)
           Other current assets                                          -            1,082
           Other assets                                                 (6,316)        -
           Bank overdraft                                              307,761         -
           Accounts payable and accrued liabilities                    (30,504)      (1,131)
           Payable to KG prior to acquisition                            -           93,139
           Income taxes payable                                         30,538       97,096
           Deferred income and client advances                         468,418         -
                                                                     ---------    ---------
                   Net Cash Provided by Operating Activities           (98,748)      26,061
                                                                     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Loans to officers and shareholders                                (19,067)        -
     Expenditures for program costs                                   (454,128)     (75,535)
     Acquisition of property and equipment                             (12,227)        -
                                                                     ---------    ---------
                    Net Cash Used in Investing Activities             (485,422)     (75,535)
                                                                     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds of loans from BNN                                          -           75,000
     Issuance of warrants                                              125,000         -
     Repayments of loans payable - shareholders                          -          (38,470)
     Proceeds from notes payable                                       357,531         -
     Repayments of notes payable                                      (120,000)      (3,627)
     Principal payments on capitalized lease obligations                (8,217)        -
     Issuance of common stock                                          360,000         -
                                                                     ---------    ---------
                   Net Cash Provided by Financing Activities           714,314       32,903
                                                                     ---------    ---------
INCREASE IN CASH                                                       130,144      (16,571)
CASH
     Beginning of period                                               154,006      139,213
                                                                     ---------    ---------
     End of period                                                   $ 284,150    $(122,642)
                                                                     =========    =========

                       See notes to financial statements.

                        BNN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

                                   (UNAUDITED)

1.    MAJOR CUSTOMERS

              During the three months ended March 31, 1997, approximately 35% of the Company's revenue was derived from services provided to one U.S. automobile company.

              During the three months ended March 31, 1996, all of the Company's (then consisting entirely of the Entertainment Division) revenue was derived from the distribution of two programs.

2.    SEASONAL INCOME

              The Company's principal source of income for the quarter ended March 31, 1997 and the year ended December 31, 1996 was its investment in KSE. Because of the production schedule of KSE's only product, Tarzan: The Epic Adventures, a substantial portion of the revenue to be earned in 1997 from the first season's production is earned in the first quarter.

3.    PROGRAM COST INVENTORY

      Program cost inventory at March 31, consists of the following:

                                                      1997            1996
                                                      ----            ----

      Released, less accumulated amortization     $   289,867      $     -

      In-process                                      869,135         231,589
                                                  -----------      ----------
                                                    1,159,002         231,589
      Less:  Current portion                         (266,104)       (156,055)
                                                  -----------      ----------
      Noncurrent portion                          $   892,898      $   75,534
                                                  ===========      ==========

4.    INVESTMENT IN JOINT VENTURE

              Summarized financial information of KSE as of March 31, 1997 is as follows:

              Assets                              $12,762,000
              Liabilities                           8,758,000
                                                  -----------
              Members capital                     $ 4,004,000
                                                  ===========
              Revenue                             $ 5,628,000

              Net income                          $ 1,735,000

              Company's equity in net income      $   868,000

                        BNN CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997

                                   (UNAUDITED)

4.    INVESTMENT IN JOINT VENTURE (Continued)

              During the quarter ended March 31, 1997, the Company earned $66,000 of distribution fees (relating to $1,320,000 of KSE advertising revenues) and $141,700 of executive producer fees from KSE which are included in revenue in the statement of operations. The receivable from KSE for the executive producer fee earned is included in the Company's investment in joint venture.

              The production costs for the two part premiere episode of Tarzan:
      The Epic Adventures, along with certain pre-release marketing costs were funded by a third party under an agreement by which the third party was to fund the production costs for the entire season's episodes in exchange for significant gross profit participation. The third party refused to supply the funding for the remaining episodes. As a result, KSE incurred significant costs in arranging for alternate financing. It is possible that the third party will advance claims for the return of the monies advanced and/or a share of the profits allocable to the two-part premiere. Management believes that such claims have no merit because of the breach of the agreement by the third party. In addition, management believes that it has valid counterclaims for damages arising from the breach of the agreement that exceed the third party's claims. It is, nevertheless, at least reasonably possible that a material liability could result, although the amount cannot be estimated.

5.    NOTES PAYABLE

                                                                               March 31,
                                                                            ---------------
                                                                            1997       1996
                                                                            ----       ----
        Note payable arising from the settlement of
          the disputes relating to the $500,000 loan
          described below. The note is payable in monthly
          installments of $30,000 without interest.                       $ 49,220   $   -

        Note payable arising from the settlement of
          the disputes relating to the $500,000 loan
          described below.  The note is payable in monthly
          principal installments of $10,000 per month.                     170,000       -

        Loan originally borrowed in five $100,000 increments
           between December 1994 and February 28, 1995, bearing
           interest at the prime rate with interest payable monthly.           -      500,000

        Note payable to an entity controlled by the Company's
          Chairman and Co-CEO.                                             200,000       -

        Note payable to a bank in monthly installments of
          $1,422, including interest at 8.89% per annum.                    14,969     26,343

        Note payable to the former parent of KG in
          three installments of $13,333 during 1997.                        40,000       -

                                      - 8 -

                        BNN CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997

                                   (UNAUDITED)

5.    NOTES PAYABLE (Continued)
                                                                March 31,
                                                            -----------------
                                                            1997         1996
                                                            ----         ----
        Note payable February, 1998 with interest at
           8% per annum.                                   132,501         -

        Notes payable to four unrelated entities,
          due on demand with interest at 8% per annum
          payable quarterly.                               825,000         -
                                                         ---------     --------
                                                          1,431,690     526,343

        Less: current portion                            (1,381,690)   (515,337)
                                                         ----------    --------
                                                         $   50,000    $ 11,006
                                                         ==========    ========
6.    WARRANTS

              During the three months ended March 31, 1997, the Company issued 1,500,000 warrants, to an individual who became a Director on April 1, 1997, in exchange for $125,000 cash. Each warrant, which expires March 5, 1998, entitles the holder to purchase one share of common stock for $0.60.

              In addition, through March 31, 1997 the Company had issued 4,075,170 warrants, principally as additional consideration to the holders of certain of the notes payable. Each warrant, expiring in November, 1998, entitles the holder to receive one share of common stock at no cost.


7.    INCENTIVE STOCK OPTIONS

              In the quarter ended March 31, 1997, the Board of Directors approved an Employee Stock Option Plan, with an effective date of January 2, 1997. There are approximately 950,000 shares of restricted common stock anticipated under the plan, with a vesting period of four years. Implementation of the plan requires shareholder approval.

8.    CONTINGENCIES

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

                        BNN CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997

                                   (UNAUDITED)

9.   INCOME TAXES

             The provision for income taxes for the three months ended March 31, 1997 consists of the following components:

                      Current
                        Federal         $   -
                        State             57,400
                                        --------
                                                            $ 57,400
                      Deferred
                        Federal          115,000
                        State              8,000
                                        --------
                                                             123,000
                                                            --------
                                                            $180,400
                                                            ========

             There was no provision for income taxes for the three months ended March 31, 1996. The income tax expense for the period does not bear the expected relationship between pretax income and the federal corporate income tax rate of 34% because of the effect of state and local income taxes, the fact that the Company's amortization of goodwill and certain other expenses are not deductible for income tax purposes.

             The reconciliation between the actual and expected federal tax for the three months ended March 31, 1997 is as follows:

             Federal corporate tax rate of 34% applied to
               pretax income                                          $129,704

             State and local income taxes, net of federal benefit       43,104

             Effect of non-deductible goodwill amortization             14,619

             Changes in estimates and other                             (7,027)
                                                                      --------
                                                                      $180,400
                                                                      ========


             Deferred income taxes as reported on the balance sheet consists of:

                                                                March 31,
                                                        ----------------------
                                                        1997              1996
                                                        ----              ----

                      Deferred tax assets            $1,372,000      $ 60,000
                      Deferred tax liabilities         (136,000)      (10,000)
                      Valuation allowance                  -          (50,000)
                                                      ----------      --------
                                                     $1,236,000      $   -
                                                     ==========      ========

                        BNN CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997

                                   (UNAUDITED)


9.    INCOME TAXES (Continued)

              Deferred tax asset balances arise principally because of the following:

                      Net operating loss carryforwards               $  787,000
                      Start-up costs capitalized for income
                        tax purposes but not on the financial
                        statements                                      216,000
                      Deferred rent                                     159,000
                      Liability assumed in KG acquisition, not yet
                        recognized as an expense for tax purposes        34,000
                      Expenses accrued by subsidiary that is
                        taxed on the cash basis                         176,000
                                                                     ----------
                                                                     $1,372,000
                                                                     ==========

              Deferred tax liability balances arise principally because of the following:

                      Revenue earned but not received by the
                        subsidiary taxed on the cash basis           $   86,000
                      KG liabilities assumed in the acquisition,
                        recorded at fair values lower than
                        their tax basis.                                 50,000
                                                                     ----------
                                                                     $  136,000
                                                                     ==========

              As of March 31, 1997, the Company had net operating loss ("NOL") carryforwards of approximately $679,000 available to offset future federal taxable income; the carryforwards are not available for state income tax purposes. These carryforwards begin to expire in 2003.

              In addition, certain of the Company's subsidiaries have approximately $1,235,000 of NOL carryforwards that can only be used to offset the future taxable income (for federal and certain state purposes) of the specific subsidiaries to which they pertain.

              As shown above, the company has recorded a deferred tax asset of $787,000 reflecting the benefit of the NOL carryforwards. Realization is dependent on generating sufficient taxable income prior to expiration of the NOL carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                        BNN CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997

                                   (UNAUDITED)

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

              The Company's financial instruments, and the related amounts recorded on the balance sheet, to which SFAS 107 would be applied include the following:
                                                            Carrying Amount
                                                               March 31,
                                                        --------------------
                                                        1997            1996
                                                        ----            ----
      Asset:
              Cash                                   $  284,150        $122,642
              Loan receivable - officers
                and shareholders                        126,098           -
              Investment in unconsolidated
                subsidiary                            2,144,000           -

              Liabilities:
              Bank overdrafts                           307,761           -
              Notes payable                           1,431,690         526,343
              Due to BNN                                  -              75,000
              Due to KG                                   -              93,134

              As a result of the difficulties presented in the valuation, because of their related party nature, of the loans receivable from the officers and shareholders and the amounts due to BNN and KG, estimating the fair value of these financial instruments is not considered practicable. It is not practicable to estimate the fair value of the investment in the unconsolidated subsidiary because management believes that the cost of an appraisal exceeds the benefits of the information considering the subjective nature of such information. Note 4 sets forth certain information relating to the unconsolidated subsidiary. The fair values of the cash, the bank overdrafts and notes payable do not differ materially from their carrying amounts.

              None of the above are derivative financial instruments and none are held for trading purposes.


11.   SUPPLEMENTAL STATEMENT OF CASH FLOWS DISCLOSURE

              Interest and Income Taxes Paid

              Cash payments for the following were:

                                                        March 31,
                                                   ------------------
                                                    1997        1996
                                                    ----        ----
                      Interest                    $ 9,267      $1,257
                                                  =======      ======
                      Income taxes                $26,862      $  -
                                                  =======      ======

                        BNN CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997

                                   (UNAUDITED)


12.   SEGMENT INFORMATION

              Summarized information by business segment for the three months ended March 31, 1997 is as follows:

                                                                   Interest
                                    Entertainment      Sports      and other      Total
                                    -------------      ------      ---------      -----
      Revenue                         $  221,165     $  995,416    $   -        $1,216,581
                                      ==========     ==========    ========     ==========
      Operating income                $ (467,305)    $   13,581    $(32,494)    $ (486,218)

      Equity in income of KSE            867,700           -           -           867,700
                                      ----------     ----------    --------     ----------
      Pretax income                   $  400,395     $   13,581    $(32,494)    $  381,482
                                      ==========     ==========    ========     ==========
      Total identifiable assets       $1,902,896     $4,599,843    $247,385     $6,105,839
                                      ==========     ==========    ========     ==========
      Depreciation and amortization   $  225,370     $   47,427    $    543     $  273,340
                                      ==========     ==========    ========     ==========
      Capital expenditures            $  465,530     $      825    $   -        $  466,355
                                      ==========     ==========    ========     ==========

              For the three months ended March 31, 1996, all of the Company's activities were part of the Entertainment Division.


13.   SUBSEQUENT EVENTS

              On May 5, 1997 the Company sold a 51% interest in its new sports-marketing company, Kaleidoscope Sports and Entertainment L.L.C. to the Interpublic Group of Companies, Inc. ("IPG") The new company holds the assets previously held by the Sports Division.

              IPG has purchased the 51% interest based upon an earnout over a three year period. The initial down payment received by the Company was $2,200,000. IPG also has a one year option to purchase the remaining 49% interest.

      The Company will report its 49% equity in the earnings of this venture on the equity method.