Form 10QSB
period 1997-06-30
BNN CORP
filed 1997-08-19
CIK 848447

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal Quarter ended June 30, 1997 or
                              --------------------

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________



Commission file number               0-17591
                               -------------------

                                BNN CORPORATION
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

              Nevada                                      93-0957030
---------------------------------           -----------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

345 Park Avenue South, New York, New York                         10010
-------------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The number of shares outstanding of the issuer's common stock is 25,057,000 (as of June 30, 1997).

Transitional Small Business Disclosure Format: Yes     No  X

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in connection with the financial statements and footnotes which appear elsewhere in this report.

     On October 22, 1996, BNN Corporation acquired the Kaleidoscope Media Group Inc., (KMG) through a stock exchange. KMG was itself formed on May 3, 1996, through the acquisition of the Kaleidoscope Group (primarily Kaleidoscope Entertainment, Inc. and People and Properties, Inc.) by SeaGull Entertainment, Inc. For accounting purposes, the acquisition of KMG by the Company was treated as a recapitalization of KMG, and as such, the surviving entity for reporting purposes is SeaGull Entertainment The consolidated financial statements provided in this report for the quarter ended June 30, 1997, include consolidated six months of SeaGull Entertainment and BNN Corporate, consolidated four months of Kaleidoscope Group and two months of Kaleidoscope Sports and Entertainment LLC as an equity investment. These periods of reporting reflect various months of full ownership or partial ownership in the current fiscal year and are consistent with the reporting method utilized for the prior fiscal year. The comparative results reported for the six months ending June 30, 1996 are those of SeaGull Entertainment for six months and the months of May and June for the Kaleidoscope Group, subsequent to the creation of KMG.

     In the quarter ended June 30, 1997, a new sports and entertainment entity, called Kaleidoscope Sports and Entertainment LLC, (KS&E) a limited liability company, was established and all sports and entertainment properties of People and Properties, a subsidiary of the Company, were transferred into the new venture. After the transaction, employees of Kaleidoscope Group became employees of KS&E. Prior to concluding the transaction, Ray Volpe resigned as an officer of BNN and became chief executive officer of KS&E. Mr. Volpe is a director of the corporation and until his resignation prior to the transaction, was co-chief executive officer of the Company.

     On May 5, 1997, People & Properties, Inc. sold to Interpublic Group of Companies, Inc. ("IPG"), an aggregate 51% interest in KS&E. The sale was made pursuant to an amended and restructured limited liability company agreement (the "Agreement"). IPG is an unaffiliated public corporation engaged in the advertising and public relations business. The purchase price was based upon the earnings of KS&E during the three annual periods immediately subsequent to the closing ("Earning Period"), with a down payment of $2,200,000 paid at closing. The Agreement grants IPG a one year option to acquire the remaining 49 percent of KS&E for a purchase price based on the earnings of KS&E during the Earning Period with an additional down-payment of $1,900,000 at the option closing date. The complete Agreement was included as an attachment to the relevant 8K filing by the Company, dated May 20, 1997.

     Subsequent to the close of the quarter, General Motors Corporation executed a signed agreement with KS&E, to establish a long term relationship. Management, based upon present and proposed business commitments, pursuant to such agreement, was able to estimate a minimum profit of the IPG transaction over the three year Earning Period.

     SEC accounting rules provide that with regard to a sale, wherein the final, actual purchase price is indeterminate, the Company must be able to establish beyond a reasonable doubt that the reported purchase price will be realized. That Company has made that determination based upon the contractual guarantees given to KS&E by General Motors and the provisions within the Agreement with IPG that restricts cost increases to be pari parsu with increases in income. The majority of the forecast income is based upon the General Motors contract and does not include any assumptions of new business beyond projects already committed over the term of the Earning Period. Furthermore, the forecast does not include earnings from the Company's 49% equity participation in KS&E over the three years.

     Notwithstanding the foregoing, the Company has taken a substantial reserve against the future profit. Based upon the foregoing and creditworthiness of General Motors, in the quarter ended June 30, 1997, the Company booked a $1,845,000 non-current receivable from IPG, and recorded that amount as additional income on the sale of the 51% interest. As a related accounting entry in the same period, the Company has written off 51% of the existing goodwill associated with the sports properties transferred to KS&E, and has reclassified the remaining 49% balance to investment at equity. Because goodwill amortization and write-offs are not allowable as tax deductible expense, the Company is accruing a tax liability in the amount of $1,600,000 on the gross proceeds from the sale. The Company has combined state and federal NOL's in excess of $3,000,000 that will be utilized to reduce the tax liability actually paid. As a result of NOL utilization, the cash outflow related to the tax expense will be significantly reduced. Because the NOL's were previously recorded in prior period income statements, they can not be used to reduce the tax expense shown on the income statement for the current period.

     Subsequent to the sale of the 51% interest, financial results of KS&E were included in the Company's financial statements pursuant to the equity
method.   For the quarter ended June 30, 1997, $162,000 equity income from the
49% share of KS&E has been recognized.

     Management continued to be heavily involved in finalizing production and financing arrangements and business relationships necessary to begin production of two major entertainment properties, "Merlin" and "Team Xtreme." Production is expected to begin in the third quarter of this fiscal year, "Merlin" as a two hour movie, and "Team Xtreme" as a movie and 22 episode series. Both movies are scheduled for international and U.S. release in the fall of 1997. The "Team Xtreme" series will be broadcast in markets outside the U.S. starting with fall 1997, and is scheduled for U.S. release in the fall of 1998. Other projects are under development and may reach commencement as early as the third quarter 1997.

     During the second quarter ended June 30, 1997, the Company continued to invest in the development of entertainment and sports properties intended to position the Company for long-term growth and fiscal stability. Among these was the launch in June of the daily transactional television program "Hollywood Discoveries" (previously titled "Hollywood Connection") and "Boxcino," a multi-event boxing series featuring Latin American fighters.

     Management undertook several initiatives to ensure adequate interim cash resources. The Company is seeking to obtain necessary funding from (a) equity and debt financing, (b) arrangements for profit participation in individual projects and (c) marketing or advertising tie-ins to programs. Management is currently pursuing several financing proposals through debt and equity instruments and expects to close several arrangements during the third quarter of this fiscal year.

     On July 22, 1997, several alleged creditors filed an involuntary petition in bankruptcy in the U.S. Bankruptcy Court, Central District of California, bearing case number LA97-38036AA, against SeaGull Entertainment, Inc. d/b/a/ The Hollywood Connection, and d/b/a Hollywood Connection LLC. SeaGull Entertainment ,Inc. denies that it is insolvent and will file its answer September 2, 1997.

Note: Any forward looking statements in these comments are necessarily subject to risks and uncertainties which may affect the accuracy of such statements and limit the Company's ability to meet its projections. Such risks may include unanticipated declines in revenue due to competitive, market and general economic risk factors.
                                      - 2 -

Results of Operations

    The Company reported $1,465,412 in pretax profits for the quarter ended June 30, 1997, compared with a loss of ($718,928) for same period in the prior fiscal year. On a net income basis, the results for the quarter were a profit of $250,751 compared to a loss in the prior fiscal year of ($718,928). For the six months ended June 30, 1997, pretax profits were $1,846,894 compared with a loss of ($847,628) for the prior fiscal year, and on a net income basis $451,833 for the six months compared with a loss in the prior year of ($847,628).

     Net revenues for the second quarter ended June 30, 1997, consist of total billings, less any agency fees and media costs, that totaled $492,850, compared with net revenue of $1,085,297 in the comparable three-month period for fiscal 1996. For the six month period ended June 30th 1997, net revenues were $1,709,431 compared with $1,208,371 in the comparable period in the prior year.

     The second quarter revenues for the current fiscal year are largely attributable to the launch of Boxcino, and fees associated with several sports properties. Revenues in the comparable prior year period were attributable to fees associated with sports events and fees associated with distribution of two television programs. The decline in the current fiscal year compared with the second quarter in the prior fiscal year is attributable to several factors including; revenues from distributed television programming not repeated in the current fiscal year; sports related activity lower as Management and clients focused efforts on the creation of KS&E; sports sponsorship higher in the previous fiscal year, related to the 1996 Olympic Games.

     Gross profit after direct project costs was $350,116 for the quarter ended June 30, 1997 compared with $908,969 for the prior year as a result of lower revenue noted above. Direct costs include costs necessary to create, market and manage an event, or produce, market and distribute a broadcast or other entertainment property, but exclude staff salaries, general and administrative costs. For the six months ended June 30, 1997 gross profit was $1,245,566 compared with $1,032,043 in the comparable period in 1996.

     The Company expensed $116,248 of program cost inventory in the quarter ended June 30, 1997, based on the ratio of the current period's gross revenue to estimated total gross revenues from all sources on an individual project basis. For the six months, the entire amount expensed, $334,560, is attributable to costs that had been capitalized as related to the production of "Tarzan, The Epic Adventures."

     Salaries and related benefit costs were $289,192 for second quarter 1997, compared with $711,664 for the prior year. The reduction reflects the transfer of sports-related personnel to KS&E compared to full staffing in the prior year, and capitalization of some production related costs in SeaGull Entertainment, related to "Merlin" and "Team Xtreme." At the same time, the Company reduced the number of consultants and outside service providers, where such reductions were feasible. For the six months ended June 30, 1997, salaries and related benefit costs were $1,037,145 compared with $829,340 for the prior year, partly attributable to a larger number of staff hired to manage administrative and financial requirements of the Company as well as development of programs.

     Total expenses other than direct costs were $865,927 for second quarter 1997 compared to $1,627,897 for 1996. The 1997 expenses include amortization of goodwill in the amount of $25,517 compared to no amortization of goodwill the comparable period in the prior year and amortization of capitalized program costs in the amount of $116,248 compared to no amortization the prior year. For the six months ended June 30, 1997, total expenses other than direct costs were $2,247,595 compared with $1,879,671 for the comparable period the prior year.

     The Company suffered a loss of ($423,100) in equity income for the quarter ended June 30, 1997, from its participation in a 50%-owned venture that produces, distributes and licenses the syndicated series, "Tarzan, Epic Adventures." Income from this property is generated from advertising sales and licenses for home video, cable television, international broadcast rights, and merchandising of toys, books and related items. Reported under the rules of FAS 53, income and expense accruals were based upon the delivery of scheduled episodes against an "ultimate" earnings forecast, less forecast costs over the viable life of the property. The loss was the result of a downward revision of the earnings forecast for the first season of Tarzan and reduced the $867,700 profit recorded in the quarter ended March 31, 1997. The downward revision was necessitated expectation of lower advertising revenues caused by the impact of lower television program viewer ratings (Nilesen ratings) than forecast. Also contributing to the loss in the quarter were reductions in foreign license and U.S. home video fees, associated with deductions against fees permitted by contractual provisions in various license agreements.

Income Taxes

     The provision for state and federal income tax was $1,214,661 for second quarter 1997, on a pretax basis of $1,465,412 compared with no tax provision for the second quarter 1996 on a pretax loss of ($718,928). The income tax expense for 1997 does not bear the expected relationship between pretax income and the federal corporate tax rate of 34% because of the effect of state and local income taxes and the fact that the company's amortization of goodwill, the write-off of $1,640,759 goodwill associated with the 51% sale of KS&E and certain other expenses are not deductible for income tax purposes.

     At June 30, 1997, net operating loss carryforwards ("NOLs") of the Company amounted to approximately $979,940 for Federal income tax purposes. The carryforwards are not available for state income tax purposes. The NOLs begin to expire in varying amounts starting in 2003.

     In addition, certain of the Company's subsidiaries have approximately $1,235,000 of NOL carryforwards that can only be used to offset future taxable income (for federal and certain state purposes) of the specific subsidiaries to which they pertain. These carryforwards are further limited by the operation of
Section 382 of the Internal Revenue Code. The subsidiaries are only allowed to use a maximum of approximately $120,000 of these carryforwards each year. Additional portions of the carryforwards can be used to offset certain gains on disposition of assets, and will be fully utilized to offset the gain on the sale of the 51% interest in KS&E.

Liquidity and Capital Resources

     As of June 30, 1997, the Company reported cash of $13,060 compared with $154,006 reported at December 31, 1996. During the six months ended June 30, 1997, total operating activities of the companies generated a net inflow of funds of $1,599,351. Despite this cash inflow and additional cash generated by issuance of warrants and stock, the repayment of $931,984 in short term notes and the investment activity of $1,274,589 in various projects (e.g. "Boxcino", "Hollywood Discoveries") there was a net decrease in cash ($140,946) that fully depleted the cash resources.

     Investing activities, primarily use of funds to create programs whose costs were capitalized, generated a net outflow of ($1,274,589) in the six months ended June 30, 1997. Entertainment properties including "Tarzan: The Epic Adventures," "Boxcino", "Merlin", "Team Xtreme" and "Hollywood Discoveries" (formerly called "Hollywood Connection"), all required extensive funding for development, promotion and marketing. Although many of these costs were capitalized for income statement purposes (until the programs are released and revenue is recognized) they nevertheless represent a significant cash outflow. Of the properties mentioned, "Tarzan" was released into syndication in 1996, Boxcino was launched in April 1997, and Hollywood Discoveries was launched in June of 1997. The others remain in development for fall 1997 release. Typically, the nature of the "television broadcast season" is such that properties are often not released in the U.S. until the fall season (September), as was the case with "Tarzan" in 1996, and internationally, properties may not be broadcast until the following calendar year. The series "Team Xtreme" will be launched a in 1998, a year after international release. As a result, expenditures are required significantly in advance of any expected cash inflow, although some pre-payments from licensees have been received to offset initial marketing and development costs.

     Entertainment properties are accounted for under the revenue and expense recognition provisions of FAS 53, and no cash was received by the Company in the quarter ending June 30, 1997 from its 50% participation in the joint venture that produces and distributes "Tarzan." This largely resulted from the obligations of the joint venture to its lender to subordinate payments to others, including the joint venture, until the loan shall be repaid in full. This is expected to happen later in 1997 and cash from earnings should be received for distribution or subsequent re-investment. Although income was accrued on the equity income in the 49% ownership of Kaleidoscope Sports & Entertainment, no cash was received by the Company during the quarter.

      The daily transactional television program "Hollywood Discoveries began in June. Expected revenue from program advertising and direct sale of products to viewers has been below expectations and management does not expect positive cash flows from this project within the third quarter however an agreement with a third party to participate in the program as a 50% venture partner is expected to generate operating funds and should reimburse some costs already incurred. Management believes that as additional entertainment properties are released to the market, cash flows from these properties will improve the overall Company cash situation significantly. Although each new project going into production will require additional financial resources, Management expects that financing from venture partners and funding from sponsorships and pre-sales of programming will provide a significant portion of these needs.

     Despite overall profitability during the quarter and the receipt of $2,200,000 from IPG on the sale of the 51% in KS&E noted above, operating cash flow needs and investment in projects necessitated additional funding being obtained. Of the amount received by the Company from IPG, approximately $1,000,000 was utilized to retire short-term, interest-bearing demand notes, with the balance utilized to reduce various payables. Because early results of Boxcino, Hollywood Discoveries, and other entertainment properties generated very little cash, Management undertook several initiatives to ensure adequate interim cash resources. The Company is seeking to obtain necessary funding from
(a) equity and debt financing, (b) arrangements for profit participation in individual projects and (c) marketing or advertising tie-ins to programs. Management is currently pursuing several financing proposals through debt and equity instruments and expects to close several arrangements during the third quarter of this fiscal year

                        BNN CORPORATION AND SUBSIDIARIES


                         CONSOLIDATED FINANCIAL RESULTS


                                  JUNE 30, 1997


                                   (UNAUDITED)







                                 C O N T E N T S


                                                                       Page
                                                                       ----
FINANCIAL STATEMENTS


     CONSOLIDATED BALANCE SHEETS                                       2-3



     CONSOLIDATED STATEMENTS OF OPERATIONS                               4



     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                     5



     CONSOLIDATED STATEMENTS OF CASH FLOWS                               6



     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       7-13

                        BNN CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS


                                   (UNAUDITED)


ASSETS
                                                                   June 30,            December 31,
                                                                  ---------             ---------
                                                                     1997                  1996
                                                                     ----                  ----
CURRENT ASSETS
     Cash                                                       $    13,060           $   154,006
     Accounts receivable, less allowance for doubtful
        accounts of $-0- in both 1997 and 1996                      942,147               976,345
     Expenditures billable to clients                             1,258,848               317,719
Loans receivable--officers and shareholders                         187,897               107,031
     Program cost inventory - current portion,
        net of accumulated amortization                             298,729               355,725
     Deferred income taxes                                          907,400               313,700
    Other current assets                                             35,728               117,998

                                                                  ---------             ---------
              Total Current Assets                                3,643,809             2,342,524

PROGRAM COST INVENTORY, less current portion,
     net of accumulated amortization                                940,199               567,461

PROPERTY AND EQUIPMENT, at cost, less accumulated
     depreciation                                                   103,483               136,408

INVESTMENT IN JOINT VENTURE                                       4,173,039             1,134,600

DEFERRED INCOME TAXES                                               328,600             1,045,300

GOODWILL, net of accumulated amortization                              --               3,317,994

OTHER ASSETS, including noncurrent A/R                            1,866,316                21,116
                                                                  ---------             ---------
                                                                $11,055,446           $ 8,565,403
                                                                 ==========             =========


                       See notes to financial statements.

                        BNN CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                              June 30,             December 31,
                                                                                1997                    1996
                                                                                ----                    ----
CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                1,873,968               1,733,664
     Notes payable, current portion                                            532,128               1,114,159
     Income taxes payable                                                    1,412,120                 166,921
     Capitalized lease obligation - current portion                             17,166                  30,843
     Deferred rent - current portion                                            19,778                  39,780
     Deferred income and client advances                                     1,445,189                 578,506
                                                                             ---------               ---------
                                                                             5,300,349               3,663,873


NOTES & LOANS PAYABLE, less current portion                                       --                    80,000
CAPITALIZED LEASE, less current portion                                           --                     2,902
DEFERRED RENT, less current portion                                            323,048                 323,412
                                                                             ---------               ---------
           Total Liabilities                                                 5,623,397               4,070,187
                                                                             ---------               ---------
STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $0.01 par value, 50,000,000 and
       10,221,462 shares authorized, 25,057,082
       and 6,247,868 shares issued, in
       1997 and 1996, respectively                                             158,931                 146,731
     Additional paid-in-capital                                              5,432,305               4,959,506
     Accumulated deficit                                                      (409,939)               (611,021)
     Stock subscriptions receivable less
       allowance for doubtful accounts
       of $438,075 in 1997                                                        --                      --
     Treasury stock 529,000 shares in 1997
       at cost                                                                    --                      --
                                                                             ---------               ---------
           Total Stockholders' Equity (Deficit)                              5,432,049               4,495,216
                                                                             ---------               ---------
           Total Liabilities and Stockholders' Equity (Deficit)           $ 11,055,446            $  8,565,403
                                                                            ==========              ==========

                       See notes to financial statements.

                        BNN CORPORATION AND SUBSIDIARIES


                                   (UNAUDITED)


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended                      Six Months Ended
                                                       June 30,                                June 30,
                                                  -------------------                   -------------------
                                                1997              1996                1997                 1996
                                                ----              ----                ----                 ----
NET REVENUE                               $   492,850         $ 1,085,297         $ 1,709,431         $ 1,208,371
DIRECT PROJECT COSTS                          142,734             176,328             463,865             176,328
                                             --------           ---------           ---------           ---------
GROSS PROFIT                                  350,116             908,969           1,245,566           1,032,043
                                             --------           ---------           ---------           ---------
EXPENSES
     Amortization of program costs            116,248                --               334,560                --
     Salaries and benefits                    289,192             711,664           1,037,145             829,340
     General and administrative               360,713             856,145             703,309             988,986
     Amortization of goodwill                  25,517                --                68,513                --
     Interest & Local Taxes                    74,257              60,088             104,068              61,345
                                             --------           ---------           ---------           ---------

              Total Expenses                  865,927           1,627,897           2,247,595           1,879,671
                                             --------           ---------           ---------           ---------
LOSS BEFORE EQUITY
     IN INCOME OF JOINT VENTURE
     AND INCOME TAXES                        (515,811)           (718,928)         (1,002,029)           (847,628)


EQUITY IN INCOME OF JOINT VENTURE            (423,218)               --               444,482                --
INCOME ON SALE OF ASSETS                    2,404,441                --             2,404,441                --
                                             --------           ---------           ---------           ---------
INCOME (LOSS) BEFORE INCOME TAXES           1,465,412            (718,928)          1,846,894            (847,628)


INCOME TAX EXPENSE                          1,214,661                --             1,395,061                --
                                             --------           ---------           ---------           ---------
NET INCOME (LOSS)                         $   250,751         $  (718,928)        $   451,833         $  (847,628)
                                             ========           =========           =========           =========
NET INCOME (LOSS) PER COMMON SHARE
     Primary                              $      0.01         $     (0.05)        $      0.02         $     (0.06)
                                             ========           =========           =========           =========
     Fully diluted                        $      0.01         $     (0.05)        $      0.02         $     (0.06)
                                             ========           =========           =========           =========



                       See notes to financial statements.

                        BNN CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                                     Additional
                                        Shares         Common         Paid-in      Accumulated
                                        Issued          Stock         Capital        Deficit          Total
                                     ----------     -----------    -----------     ----------      ----------
Six months Ended June 30, 1996

Balance--January 1, 1996              6,247,868     $        12    $   375,988    ($  846,976)    $  (470,976)

Net loss - 6 months YTD                    --              --             --         (847,628)       (847,628)

Issuance of shares for
   acquisition of Kaleidoscope
   Group                              3,814,312          38,143      2,861,857           --         2,900,000

Various entries related to the
   acquisition and consolidation
   of Kaleidoscope Group                                116,982        620,494         75,795         813,271
                                     ----------     -----------    -----------     ----------      ----------
   Balance--June 30, 1996            10,062,180     $   155,137    $ 3,858,339    ($1,618,809)    ($2,466,437)
                                     ==========     ===========    ===========     ==========      ==========

Six months Ended June 30, 1997

   Balance--January 1, 1997          23,557,082     $   146,731    $ 4,959,506    $  (611,021)    $ 4,495,216


   Issuance of warrants                    --              --          125,000           --           125,000


   Issuance of shares for
     cash consideration               1,500,000          15,000        345,000           --           360,000

  Reclassification Adjustment            (2,800)          2,800

  Net income                               --              --             --          451,833         451,833
                                     ----------     -----------    -----------     ----------      ----------
Balance - June 30, 1997              25,057,082     $   158,931    $ 5,432,305    $  (159,187)    $ 5,432,049
                                     ==========     ===========    ===========     ==========      ==========


                       See notes to financial statements.

                        BNN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six months Ended  June 30
                                                                        ----------------------
                                                                       1997                 1996
                                                                       ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                              $   451,833       $  (847,628)
     Adjustment to reconcile net loss to net
       cash provided by used in operating activities:
       Amortization and depreciation                                     92,749                --
       Write-off 51% of goodwill on sale of interest to IPG           1,640,759                --
       Non-current receivable from sale of interest to IPG           (1,845,200)               --
       Equity in income of joint venture                               (444,482)               --
       Executive producer's fee retained by joint venture              (141,700)               --
       Exec Producer Fees                                                66,000                --
       Deferred income tax expense                                      123,000                --
       Deferred rent                                                    (20,367)               --
       Change in assets and liabilities
           Accounts receivable                                          128,198                --
           Expenditures billable to clients                            (941,129)               --
           Other current assets                                          82,270                --
           Accounts payable and accrued liabilities                     140,304                --
           Payable to KG prior to acquisition                              --                  --
           Income taxes payable                                       1,245,199                --
           Deferred income and client advances                          880,217                --
                                                                    -----------         ---------
                   Net Cash Provided by Operating Activities          1,599,351                --
                                                                    -----------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Loans to officers and shareholders                                 (69,899)               --
     Investments in Equity                                             (586,354)               --
     Expenditures for program costs                                    (615,742)               --
     Acquisition of property and equipment                               (2,594)               --
                                                                    -----------         ---------
                    Net Cash Used in Investing Activities            (1,274,589)               --
                                                                    -----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds of loans from BNN                                            --                  --
     Issuance of warrants                                               125,000                --
Proceeds from notes payable                                             229,953                --
     Repayments of notes payable                                       (931,984)               --
     Principal payments on capitalized lease obligations                (13,677)               --
     Issuance of common stock                                           125,000                --
                                                                    -----------         ---------
                   Net Cash Provided by Financing Activities           (465,708)               --
                                                                    -----------         ---------
INCREASE/(DECREASE) IN CASH                                            (140,946)               --
CASH
     Beginning of period                                                154,006                --
     End of period                                                  $    13,060         $      --
                                                                    ===========         =========


                        BNN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


1.    MAJOR CUSTOMERS


          During the six months ended June 30, 1997, approximately 50% of the Company's operating revenue was derived from services provided to one U.S. automobile company. During the six months ended June 30, 1996, the Company's revenue was derived from the distribution of two television programs and two months of sports events management fees, subsequent to the formation of KMG.


2.    INCOME SOURCES


         The Company's principal source of income for the quarter ended June 30, 1997 were (a) the proceeds from the sale of the 51% interest in Kaleidoscope Sports and Entertainment LLC, and (b) the accrual on an equity basis, of the retained 49% interest in KS&E. Entertainment properties, such as Tarzan: The Epic Adventures, typically generate income in the fourth and first quarters, linked to delivery of programming for the television broadcast season. The launch of "Hollywood Discoveries" in June generated losses in the first month of operations that were reported under the equity method.


3.    PROGRAM COST INVENTORY


       Program cost inventory is comprised of capitalized development costs related to entertainment properties prior to completion of the properties, and and consisted of the following at:


                                      June 30,       December 31,
                                    ----------       -----------
                                       1997              1996
                                       ----              ----
Current portion                        298,729           355,725
Noncurrent portion                     940,199           567,461
                                    ----------        ----------
Total Program Cost Inventory        $1,238,928        $  923,186
                                    ==========        ==========


4.    INVESTMENT IN KELLER SIEGEL ENTERTAINMENT,  JOINT VENTURE


              Summarized financial information of KSE as of June 30, 1997 is as follows:

Assets                                $12,762,000
Liabilities                             8,758,000
                                      -----------
Members capital                         4,004,000
                                      ===========
Revenue                                 6,466,000


Net income                                887,200
Company's equity in net income            443,600

                        BNN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



4.    INVESTMENT IN KELLER SIEGEL ENTERTAINMENT,  JOINT VENTURE (continued)


               During the quarter ended June 30, 1997, the Company booked a ($423,100) downward adjustment to earnings that had been accrued through the first quarter of the current fiscal year. The downward revision was necessitated the impact of lower television program viewer ratings (Nilesen ratings) than forecast, which result in lower domestic advertising income. There were also reductions in foreign license and U.S. home video fees, associated with deductions against fees permitted by contractual provisions in various license agreements.


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



5.    NOTES and LOANS PAYABLE
                                                        June 30,    December 31,
                                                        --------    -----------
                                                          1997          1996
                                                          ----          ----
Note payable arising from the settlement of
   the disputes relating to the $500,000 loan
   resolved in 1996.  The note is payable in monthly
   installments of $30,000 without interest                             139,220


Note payable arising from the settlement of
   the disputes relating to the $500,000 loan
   resolved in 1996.  The note is payable in monthly
   principal installments of $10,000 per month            55,220        200,000


Note payable to an entity controlled by the Company's
   Chairman and Co-CEO                                   200,000        200,000


Note payable to a bank in monthly installments of
   $1,422, including interest at 8.89% per annum           6,955         14,969


Note payable to the former parent of KG:
   agreement to pay reduced balance in
   three installments of $13,333 during 1997              40,000         40,000

                        BNN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



5.    NOTES and LOANS PAYABLE  (continued)
                                                      June 30,     December 31,
                                                   -----------     -----------
                                                        1997           1996
                                                        ----           ----
Notes Payable to unaffiliated entities, due upon
   demand with  interest at 8% per annum
   payable quarterly                                   229,953         600,000
                                                   -----------     -----------
                                                       532,128       1,194,189


                Less: current portion                 (532,128)     (1,114,189)
                                                   -----------     -----------
                                                   $      --       $    80,000
                                                   ===========     ===========


6.    WARRANTS

          During the six months ended June 30, 1997, the Company issued 1,500,000 warrants, to an individual who became a Director on April 1, 1997, in exchange for $125,000 cash. Each warrant, which expires March 5, 1998, entitles the holder to purchase one share of common stock for $0.60.

          In addition, through June 30, 1997 the Company had issued 4,075,170 warrants, principally as additional consideration to the holders of certain of the notes payable. Each warrant, expiring in November, 1998, entitles the holder to receive one share of common stock at $.25 per share.


7.    CONTINGENCIES

          On June 21, 1996, a suit was filed against two of the Company's subsidiaries and other unrelated parties in the amount of $21,000,000 alleging that they are successors to the alleged liability for a default judgment entered against a former affiliate of the subsidiaries in April, 1995 for an alleged action taking place in 1988. The Company intends to vigorously defend itself in this litigation. Management believes that the claim against the former affiliate lacks merit and that, in any case, the subsidiaries have no responsibility for the debts of the former affiliate. Furthermore, management believes that if any judgment were to be entered against the subsidiaries it would be able to obtain indemnification from the prior owner of the former affiliate's business, a major advertising agency. For these reasons, management believes that the litigation will not have a material effect on the Company's financial position. It is, nevertheless, at least reasonably possible that a material liability could result, although the amount cannot be estimated.

          On July 22, 1997, several alleged creditors filed an involuntary petition in bankruptcy in the U.S. Bankruptcy Court, Central District of California, bearing case number LA97-38036AA, against SeaGull Entertainment, Inc. d/b/a/ The Hollywood Connection, and d/b/a Hollywood Connection LLC. SeaGull Entertainment, Inc. denies that it is insolvent and will file its answer September 2, 1997.