Form 10-Q
period 1997-09-30
BNN CORP
filed 1997-11-14
CIK 848447

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal Quarter ended September 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from
                                       -----------------------

Commission file number              0-17591


                               -------------------

                                 BNN CORPORATION
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

            Nevada                             93-0957030
-------------------------------     --------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

345 Park Avenue South, New York, New York             10010
-----------------------------------------          ----------
(Address of principal executive offices)           (Zip Code)

                                  212-779-6600
                ------------------------------------------------
                (Issuer's telephone number, including area code)


                             -----------------------




     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X   No
         ------   ------





     The number of shares outstanding of the issuer's common stock is 25,515,082 (as of September 30, 1997).

Transitional Small Business Disclosure Format: Yes     No  X
                                              -----       ---

                        BNN CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED FINANCIAL RESULTS

                               September 30, 1997

                                   (UNAUDITED)





                                 C O N T E N T S


                                                                        Page
                                                                        ----
FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS ...................................     2-3


     CONSOLIDATED STATEMENTS OF OPERATIONS .........................       4


     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY ...............       5


     CONSOLIDATED STATEMENTS OF CASH FLOWS .........................       6


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ....................   7 - 9


    MANAGEMENT COMMENTS ............................................ 10 - 15

                        BNN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


ASSETS

                                                               September 30,         December 31,
                                                               -------------         ------------
                                                                   1997                 1996
                                                                ----------           ----------
CURRENT ASSETS
     Cash                                                       $  464,581           $  154,006
     Accounts receivable, less allowance for doubtful
        accounts of $-0- in both 1997 and 1996                     781,527              976,345
     Expenditures billable to clients                            1,505,185              317,719
     Loans receivable--officers and shareholders                   231,659              107,031
     Program cost inventory - current portion,
        net of accumulated amortization                          1,850,532              355,725
     Deferred income taxes                                         907,400              313,700
     Other current assets                                           97,395              117,998
                                                                ----------           ----------
              Total Current Assets                               5,838,279            2,342,524

PROGRAM COST INVENTORY, less current portion,
     net of accumulated amortization                             1,265,712              567,461

PROPERTY AND EQUIPMENT, at cost, less accumulated
     depreciation                                                  124,498              136,408

INVESTMENT IN JOINT VENTURE                                      1,671,210            1,134,600

DEFERRED INCOME TAXES                                              328,600            1,045,300

GOODWILL, net of accumulated amortization                          224,667            3,317,994

OTHER ASSETS, including non-current A/R                             21,116               21,116
                                                                ----------           ----------
                                                                $9,474,082           $8,565,403
                                                                ==========           ==========

                       See notes to financial statements.

                        BNN CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          September 30,           December 31,
                                                                          ------------           -------------
                                                                              1997                    1996
                                                                          ------------           -------------
CURRENT LIABILITIES
     Accounts payable and accrued liabilities                               1,077,773              1,733,664
     Notes payable, current portion                                            53,033              1,114,159
     Income taxes payable                                                   2,278,460                166,921
     Capitalized lease obligation - current portion                             8,848                 30,843
     Deferred rent - current portion                                           19,704                 39,780
     Deferred income and client advances                                    1,069,126                578,506
                                                                          ------------           -------------
                                                                            4,506,944              3,663,873

NOTES & LOANS PAYABLE, less current portion                                      --                   80,000
CAPITALIZED LEASE, less current portion                                          --                    2,902
DEFERRED RENT, less current portion                                           322,974                323,412
                                                                          ------------           -------------
           Total Liabilities                                                4,829,918              4,070,187
                                                                          ------------           -------------
STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $0.01 par value, 50,000,000 and
       10,221,462 shares authorized, 25,515,082
       and 6,247,868 shares issued, in
       1997 and 1996, respectively                                            158,931                146,731
     Additional paid-in-capital                                             5,432,305              4,959,506
     Accumulated deficit                                                     (947,072)              (611,021)
                                                                          ------------           -------------
           Total Stockholders' Equity (Deficit)                             4,644,164              4,495,216
                                                                          ------------           -------------
           Total Liabilities and Stockholders' Equity (Deficit)           $ 9,474,082            $ 8,565,403
                                                                          ============           =============

                       See notes to financial statements.

                        BNN CORPORATION AND SUBSIDIARIES

                                 (UNAUDITED)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended                          Nine Months Ended
                                                         September 30,                              September 30,
                                             ----------------------------------           ----------------------------------
                                                1997                    1996                 1997                    1996
                                             -----------            -----------           -----------            -----------
NET REVENUE                                  $  (197,100)           $ 2,396,837           $ 1,732,300            $ 3,605,208
DIRECT PROJECT COSTS                            (233,100)             1,096,718               591,900              1,273,046
                                             -----------            -----------           -----------            -----------
GROSS PROFIT                                      36,000              1,300,119             1,140,400              2,332,162
                                             -----------            -----------           -----------            -----------
EXPENSES
     Amortization of program costs                 9,140                   --                 343,700                   --
     Salaries and benefits                       280,446                556,548              1,317591              1,397,888
     General and administrative                  180,118                150,294               883,427              1,139,280
     Amortization of goodwill                    (16,704)                  --                  51,809                   --
     Interest & Local Taxes                       33,856                169,790               137,924                231,135
                                             -----------            -----------           -----------            -----------

              Total Expenses                     486,856                888,632             2,734,451              2,768,303
                                             -----------            -----------           -----------            -----------
(Loss)/Income BEFORE EQUITY
     IN INCOME OF JOINT VENTURE
     AND INCOME TAXES                           (450,856)               411,487            (1,594,051)              (436,141)

EQUITY IN INCOME OF JOINT VENTURE                272,900                295,600               624,600                295,600
INCOME ON SALE OF ASSETS                         490,359                   --               2,894,900                   --
                                             -----------            -----------           -----------            -----------
INCOME (LOSS) BEFORE INCOME TAXES                312,403                707,087             1,925,349               (140,541)

INCOME TAX EXPENSE                               784,100                   --               2,261,400                   --
                                             -----------            -----------           -----------            -----------
NET INCOME (LOSS)                            $  (471,697)           $   707,087              (336,051)              (140,541)
                                             ===========            ===========           ===========            ===========
NET INCOME (LOSS) PER COMMON SHARE
     Primary                                 $     (0.02)           $      0.07           $     (0.01)           $     (0.01)
                                             ===========            ===========           ===========            ===========
     Fully diluted                           $     (0.02)           $      0.07           $     (0.01)           $     (0.01)
                                             ===========            ===========           ===========            ===========


                       See notes to financial statements.

                        BNN CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                                                Additional
                                              Shares             Common          Paid-in         Accumulated
                                              Issued             Stock           Capital           Deficit              Total
                                            ----------        -----------       -----------       -----------        -----------
Nine months Ended September 30, 1996

Balance--January 1, 1996                     6,247,868        $        12       $   375,988       ($  846,976)       ($  470,976)

Net loss -  9 months YTD                          --                 --                --            (140,541)          (140,541)

Issuance of shares for
   acquisition of Kaleidoscope
   Group                                     3,814,312             38,143         2,861,857              --            2,900,000

Various entries related to the
   acquisition and consolidation
   of Kaleidoscope Group                                          116,982           620,494            75,795            813,271
                                            ----------        -----------       -----------       -----------        -----------
Balance-Sept. 30, 1996                      10,062,180        $   155,137       $ 3,858,339       ($  911,722)       $ 3,101,754
                                            ==========        ===========       ===========       ===========        ===========

Nine months Ended September 30, 1997

   Balance--January 1, 1997                 23,557,082        $   146,731       $ 4,959,506       $  (611,021)       $ 4,495,216

   Issuance of warrants                        125,000                              125,000                              125,000

   Issuance of shares for
     cash consideration                      1,500,000             15,000           345,000              --              360,000

   Issuance of shares for                      333,000

   Reclassification Adjustment                                     (2,800)            2,800

  Net income                                      --                 --                --            (336,051)          (336,051)
                                            ----------        -----------       -----------       -----------        -----------
Balance - Sept.  30, 1997                   25,515,082        $   158,931       $ 5,432,305       $  (947,072)       $ 4,644,164
                                            ==========        ===========       ===========       ===========        ===========

                       See notes to financial statements.

                        BNN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Nine months Ended September 30
                                                                                  1997                   1996
                                                                              ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                        ($  336,051)           ($  140,541)
     Adjustment to reconcile net loss to net
       cash provided by/used in operating activities:
       Amortization and depreciation                                              414,841                152,549
       Gain on sale of portion of sports division                              (2,894,767)                  --
       Equity income from joint venture - Keller/Siegel                          (351,600)               295,600
       Equity income from joint venture - KS&E                                   (272,992)                  --
       Deferred income tax expense                                                123,000                (21,077)
       Deferred rent                                                              (20,514)                  --
       Change in assets and liabilities
           Accounts receivable                                                    194,818             (1,324,240)
           Expenditures billable to clients                                      (124,219)              (976,426)
           Net advances to affiliates                                                --                  139,656
           Other current assets                                                   (19,602)                 2,882
           Other assets                                                              --                   (3,658)
           Accounts payable and accrued liabilities                              (655,891)               153,485
           Income taxes payable                                                 2,111,539                   --
           Deferred income and client advances                                    490,620               (174,592)
                                                                              ------------           ------------
                   Net Cash Used by Operating Activities                       (1,340,818)            (2,487,562)
                                                                              ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Loans to officers and shareholders                                          (124,628)               (38,470)
     Investments in Equity                                                       (185,010)             1,042,600
     Distribution from joint venture - KS&E                                       272,992                   --
     Proceeds from sale of portion of sports division                           6,000,000                   --
     Cash acquired from purchase of KMG                                              --                  211,036
     Expenditures for program costs                                            (3,582,456)                  --
     Acquisition of property and equipment                                        (48,481)                  --
                                                                              ------------           ------------
                    Net Cash From Investing Activities                          2,332,417              1,215,166
                                                                              ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of warrants                                                         125,000                   --
     Proceeds from notes payable                                                     --                1,274,828
     Repayments of notes payable                                               (1,141,126)              (101,126)
     Principal payments on capitalized lease obligations                          (24,897)                  --
     Issuance of common stock                                                     359,999                (13,151)
                                                                              ------------           ------------
                   Net Cash (Used)/Provided by Financing Activities              (681,024)             1,160,551
                                                                              ------------           ------------
INCREASE/(DECREASE) IN CASH                                                       310,575               (111,845)
CASH
     Beginning of period                                                          154,006                139,213
     End of period                                                            $   464,581            $    27,368
                                                                              ============           ============

                        BNN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997

PART I
Organization and Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

1.   INCOME SOURCES

          The Company's principal source of income for the quarter ended September 30, 1997 was proceeds from the sale of Kaleidoscope Sports and Entertainment. In the quarter, the Company accrued income related to the second broadcast season of "Tarzan; The Epic Adventures", but other entertainment properties did not provide income. Entertainment properties, such as "Tarzan" and "Merlin", typically generate income in the fourth and first quarters, linked to delivery of programming for the television broadcast season.

2.   REVENUE RECOGNITION

          Revenue is recognized from Company-owned events when the event takes place. Revenue from consulting and management of events owned by others is recognized over the period during which the services are rendered. Revenue from sponsorship sales and representation for a specific event is recognized when the event occurs. Revenue from sponsorship sales and representation for organizations or an ongoing series of events is recognized as the organization or owner of the events is entitled to bill the sponsor. Television production revenue is recognized upon completion of the production Entertainment properties are accounted for under the provisions of FAS 53 and revenue is recognized when programs are completed and deliverable to stations or licensees. The estimation process has inherent uncertainties. Accordingly, management's estimate of the allowance for rating shortfalls may change. Such changes could have a material effect on results of operations in future periods.

3.   PROGRAM COST INVENTORY

     Program cost inventory is comprised of capitalized development costs related to entertainment properties prior to completion of the properties, and consisted of the following at:

                                            September 30,          December 31,
                                            -------------          ------------
                                                  1997                1996
                                                 -----                ----
     Current portion                            1,850,532             355,725
     Non-current portion                        1,265,712             567,461
                                            -------------          ----------
     Total Program Cost Inventory           $   3,116,244          $  923,186
                                            =============          ==========

4.   INVESTMENT IN KELLER SIEGEL ENTERTAINMENT LLC,  JOINT VENTURE

          Siegel Entertainment, Inc., participates in Keller-Siegel Entertainment, LLC., a joint venture with Keller Entertainment, Inc., an unaffiliated company. In 1996, the venture produced and distributed a 22 episode dramatic series for television, "Tarzan; The Epic Adventures" filmed on-location in South Africa. Starting in the quarter ending September 30, 1997, the venture launched a second season of "Tarzan," more modest in scope, utilizing previously produced episodes that had been released to the international market, but not for domestic U.S. broadcast.

          During the quarter ended September 30, 1997, $125,000 in fees for the second season were accrued. For the nine months, the Company booked equity income from the first season of $351,600. In the quarter ended June 30, 1997 there had been a ($515,000) downward adjustment to earnings that had been accrued through the first quarter of the current fiscal year. The downward revision was necessitated by the impact of lower television program viewer ratings (Nielsen ratings) than forecast, which result in lower domestic advertising income. There were also reductions in foreign license and U.S. home video fees, associated with deductions against fees permitted by contractual provisions in various license agreements.

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


5.   INCOME TAXES

          The provision for income taxes for the nine months ended September 30, 1997 consists of the following components:

     Federal Tax Provision            $ 1,449,408
     State Tax Provision                  811,994
                                      -----------
     Total Tax Provision              $ 2,261,402
                                      ===========

             There was no provision for income taxes for the nine months ended September 30, 1996. The income tax expense for the period does not bear the expected relationship between pretax income and the federal corporate income tax rate of 34% because of the effect of state and local income taxes, the fact that the Company's write-off and amortization of goodwill and certain other expenses are not deductible for income tax  purposes.

PART II

Item 1 - Legal Proceedings

          On July 22, 1997, several alleged creditors filed an involuntary petition in bankruptcy in the U.S. Bankruptcy Court, Central District of California, bearing case number LA97-38036AA, against SeaGull Entertainment, Inc. d/b/a/ The Hollywood Connection, and d/b/a Hollywood Connection LLC. SeaGull Entertainment, Inc. retained counsel in California, denied that it was insolvent and filed its answer in August, seeking dismissal of the petition. The request for dismissal was denied, but the Company has subsequently prevailed against a further motion by the petitioners seeking a summary judgement against SeaGull. Management is vigorously contesting the petition and is evaluating other legal remedies as may be available to conclude this matter in the Company's favor. Twenty-six of the original claimants, who had worked as independent contractors for Hollywood Connection, have agreed to resolve their individual claims against SeaGull, and in exchange for payment of legitimate invoices have signed releases and dismissals of their claims.


Item 2 - Changes in Securities

          During the nine months ended September 30, 1997, the Company issued 1,500,000 warrants, to an individual who became a Director on April 1, 1997, in exchange for $125,000 cash. Each warrant, which expires March 5, 1998, entitles the holder to purchase one share of common stock for $0.60.

          In addition, through September 30, 1997 the Company had issued 4,075,170 warrants, principally as additional consideration to the holders of certain of the notes payable. Each warrant, expiring in November, 1998, entitles the holder to receive one share of common stock at $.25 per share.

         Exemption from registration under the Securities Act is claimed for such issuance upon the exemption afforded by Section 4(2) of the Securities Act.


Item 6 - Exhibits

     (a) Exhibits
         Exhibit 27 - Financial Data Schedule

Management's Discussion and Analysis of Financial Condition and
Results of Operations


Overview

     The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in connection with the financial statements and footnotes that appear elsewhere in this report.

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

Sale of Kaleidoscope Sports and Entertainment

     In April 1997, a new sports and entertainment entity, called Kaleidoscope Sports and Entertainment LLC, (KS&E) a limited liability company, was established and all sports and entertainment properties of People and Properties, a subsidiary of the Company, were transferred into the new venture.

     On May 5, 1997, People & Properties, Inc. sold to Interpublic Group of Companies, Inc. ("IPG"), an aggregate 51% interest in KS&E. On August 20, 1997 People and Properties Inc., assigned to IPG the remaining aggregate of 49% interest in KS&E. Under the terms of this agreement, the subsidiaries received a payment of $3,800,000 for their interest in the LLC. The total purchase price paid to the subsidiaries by IPG was $6,000,000.

    For accounting purposes, the assignment was effected as of August 15, 1997 and the Company retained an interest in the profits of the LLC through such date. The distribution of that profit, $272,900, was paid to the Company by IPG in the quarter ended September 30, 1997.

     As a related accounting entry, the Company has written off the existing goodwill associated with the sports properties transferred to KS&E. Because goodwill amortization and write-offs are not allowable as a tax-deductible expense, the Company is accruing a tax liability in the amount of $2,640,000 on the gross proceeds from the sale. The Company has combined state and federal NOL's in excess of $3,000,000 that will be utilized to reduce the tax liability actually paid. As a result of NOL utilization, the cash outflow related to the tax expense will be significantly reduced. Because the NOL's were previously recorded in prior period income statements, they can not be used to reduce the tax expense shown on the income statement for the current period.

Other Activities

      During the third quarter ended September 30, 1997, the Company continued to invest in the development of entertainment and sports properties intended to position the Company for long-term growth and fiscal stability. Among these was the daily transactional television program "Hollywood Discoveries" (previously titled "Hollywood Connection") "Boxcino," a multi-event boxing series featuring Latin American fighters, and pre-production of "Merlin" and Team Xtreme," two major entertainment properties licensed for international broadcast.

     "Hollywood Discoveries" failed to generate the domestic U.S. viewership and product sales anticipated by Management. The technical quality of the program met Management's goals and the variety of products selected to be sold was widely differentiated in type of item and in price. The infrastructure provided through the agreement with HSN Direct, Inc., an unaffiliated company specializing in transactional television, for telemarketing and product fulfillment worked as planned. The talent who hosted the show and promoted the products were skilled. However in view of the disappointing revenue, Management decided to reduce the financial exposure. This was accomplished by reducing the number of episodes actually produced and limiting the broadcast to only eleven of the planned thirteen weeks. HSN Direct, to broadcast Hollywood Discovery episodes produced separately by them utilized the remaining two weeks.

     Although Management is disappointed in the U.S. domestic results for Hollywood Discoveries, the program served as the developmental basis for international licensing that is to commence in January 1998. In a newly concluded relationship with HSN Direct, the Company anticipates significant revenue from product sales and licensing in markets where HSN Direct has demonstrated expertise and success. A significant portion of the episodes produced by the Company for the U.S. program will be reformatted and utilized in the international market. Furthermore, as a component of a separate, nearly concluded arrangement to provide videotape programming to beauty salons around the U.S., the Company will utilize material from Hollywood Discovery episodes. Management believes that the revenue from these additional sources will, at a minimum, recoup all development and production costs from Hollywood Discoveries within the next fiscal year.

     The championship round of the first season of "Boxcino" was broadcast on ESPN during September. It followed two previous "elimination" boxing matches that were broadcast on ESPN2 in the second quarter. The technical success of the program was assured through the expertise provided by Banner Promotions, Inc., an unaffiliated company in the boxing promotion business with fighters under contract. As a venture partner, Banner also shared the financial risk of the program. The Company has entered into a relationship with Banner Promotions, to expand the Company's involvement with boxing. Banner Promotions and the Company will participate in a joint venture encompassing additional seasons of "Boxcino," selected pay-per-view fights with contracted fighters, boxing events shown on cable and broadcast television networks, and the development of "Boxasia."

     Subsequent to the close of the quarter ended September 30, 1997, principal photography began for "Merlin" as a two-hour movie, with delivery of the finished film expected in December. Fees from international licensees will be paid upon delivery and broadcasts outside the U.S. are expected to begin in early 1998. The anticipated success of the movie would lead to production of a series during 1998.

     Production of "Team Xtreme" as a movie and 22 episode series will commence in the fourth quarter 1997 and delivery of the first episodes is scheduled to begin in this fiscal year. The "Team Xtreme" movie and series will be broadcast in markets outside the U.S. starting with in 1997, and is scheduled for U.S. release in the fall of 1998.

     The second season of "Tarzan; The Epic Adventures" was launched in September through the Company's joint venture with Keller Entertainment. Because viewer ratings for the first season of Tarzan were lower than anticipated, domestic U.S. advertising revenues, which are directly tied to ratings, were lower than forecast. Despite the lower ratings, the program generated sufficient revenues such that repayment of production loans was completed in the third quarter and the Company received distribution fees and executive producer fees in the current year. However, the lower ratings also reduced interest in a second season for the domestic U.S. and international markets, necessitating a less costly production format and reduced revenue expectations for the second season.

Results of Operations

     The consolidated financial statements provided in this report for the quarter ended September 30, 1997, include consolidated nine months of SeaGull Entertainment and BNN Corporate, consolidated four months of Kaleidoscope Group and four months of Kaleidoscope Sports and Entertainment LLC as an equity investment. These periods of reporting reflect various months of full ownership or partial ownership in the current fiscal year and are consistent with the reporting method utilized for the prior fiscal year. The comparative results reported for the nine months ending September 30, 1996 are those of SeaGull Entertainment for nine months and the months of May through September for the Kaleidoscope Group, subsequent to the creation of KMG.

    The Company reported $312,000 in pretax profits for the quarter ended September 30, 1997, compared with a profit of $578,387 for same period in the prior fiscal year. The Company had a net loss of ($472,100) compared to a profit in the prior fiscal year of $578,387. For the nine months ended September 30, 1997, pretax profits were $1,925,400 compared with a loss of ($140,541) for the prior fiscal year, and on a net income basis a loss of ($336,000) for the nine months compared with a loss in the prior year of ($140,541).

     Net revenues consist of total billings, less any agency fees and media costs, and accruals for earned fees. For the third quarter ended September 30, 1997, net revenues were a negative ($197,100). The negative revenue is the result of the reversal of previous accruals of fees related to "Boxcino" and "Hollywood Connection," which have subsequently (a) been determined to be excessive based upon actual earnings and/or (b) needed to be reversed as a result of a change in accounting methodology for that program. This is compared with net revenue of $2,396,800 in the comparable three-month period for fiscal 1996, largely attributable to management of corporate sponsorship of sports, notably the General Motors sponsorship of the Olympic Games in Atlanta. For the nine-month period ended September 30th 1997, net revenues were $1,732,300 compared with $3,605,200 in the comparable period in the prior year.

     Gross profit after direct project costs was $36,000 for the quarter ended September 30, 1997 compared with $1,300,100 for the prior year as a result of lower revenue noted above. Direct costs include costs necessary to create, market and manage an event, or produce, market and distribute a broadcast or other entertainment property, but exclude staff salaries, general and administrative costs. For the nine months ended September 30, 1997 gross profit was $1,140,400 compared with $2,332,100 in the comparable period in 1996.

     The Company expensed $9,140 of program cost inventory in the quarter ended September 30, 1997, based on the ratio of the current period's gross revenue to estimated total gross revenues from all sources on an individual project basis. For the nine months, the entire amount expensed, $343,700, is attributable to costs that had been capitalized as related to the production of "Tarzan, The Epic Adventures."

     Salaries and related benefit costs were $280,446 for second quarter 1997, compared with $568,500 for the prior year. The reduction reflects the transfer of sports-related personnel to KS&E compared to full staffing in the prior year, and capitalization of some production related costs in SeaGull Entertainment, related to "Merlin" and "Team Xtreme." At the same time, the Company reduced the number of consultants and outside service providers, where such reductions were feasible. For the nine months ended September 30, 1997 (including four months operation of the Sports Group, salaries and related benefit costs were $1,317,591 compared with $1,397,888 for the prior year.

     Total expenses other than direct costs were $486,600 for third quarter 1997 compared to $888,600 for 1996. The 1997 expenses include amortization of goodwill in the amount of $51,800 compared to no amortization of goodwill the comparable period in the prior year and amortization of capitalized program costs in the amount of $343,700 compared to no amortization the prior year. For the nine months ended September 30, 1997, total expenses other than direct costs were $2,734,500 compared with $2,768,300 for the comparable period the prior year.

     Legal and accounting expenses associated with the sale of KS&E LLC, the Company's year-end audit, and various lawsuits described elsewhere in this filing, were $425,900 for the nine months ended September 30, 1997.

     The Company reported a gain of $272,900 in equity income for the quarter ended September 30, 1997. This was comprised of the $110,900 balance of the income distribution from the 49% participation in KS&E and the effect of a $162,000 reversal of a loss from Hollywood Connection, that had been booked as an equity loss in the second quarter. In the quarter ended June 30, 1997, the Company had entered into an agreement with Hollywood Inc. ("HI"), an unaffiliated company, to be an equal, joint venture partner in the Hollywood Connection LLC. Under terms of the agreement, HI was to pay $500,000 to the Company for its participation in the joint venture, with shares of HI issued to the Company as collateral. As a result of this joint venture agreement, 50% of losses through the end of the second quarter were reported under the equity accounting method.

     By the end of the third quarter ended September 30, only $20,000 of the agreed $500,000 had been paid to the Company, and the shares of HI were never issued. The Company has deemed HI in breach of the agreement, and consistent with terms of the agreement, has removed HI as a member in the LLC. Since the Company now owns 100% of the LLC, it is no longer appropriate for the Company to account for Hollywood Connection under the equity accounting method.

Income Taxes

     The provision for state and federal income tax was $784,100 for third quarter 1997, on a pretax basis of $312,400 compared with no tax provision for the second quarter 1996 on a pretax income of $707,100. For the nine months year-to-date, the tax provision is $2,261,400 on pretax income of $1,925,400 compared with no tax provision for 1996, on a loss of ($140,500) for the comparable period. The income tax expense for 1997 does not bear the expected relationship between pretax income and the federal corporate tax rate of 34%. This is caused by (a) the effect of state and local income taxes and; (b) the fact that the company's amortization of goodwill, the write-off of $3,105,200 goodwill associated with the sale of KS&E and certain other expenses are not deductible for income tax purposes.

     At September 30, 1997, net operating loss carryforwards ("NOL's") of the Company amounted to approximately $979,940 for Federal income tax purposes. The carryforwards are not available for state income tax purposes. The NOL's begin to expire in varying amounts starting in 2003.

     In addition, certain of the Company's subsidiaries have approximately $1,235,000 of NOL carryforwards that can only be used to offset future taxable income (for federal and certain state purposes) of the specific subsidiaries to which they pertain. These carryforwards are further limited by the operation of Section 382 of the Internal Revenue Code. The subsidiaries are only allowed to use a maximum of approximately $120,000 of these carryforwards each year. Additional portions of the carryforwards can be used to offset certain gains on disposition of assets, and will be fully utilized to offset as much of the gain on the sale of the 51% interest in KS&E as possible.

     It is expected that utilization of the NOL's should reduce the actual tax payments to approximately $1,314,000 compared with the total $2,261,400 tax provision for the nine months year-to-date.

Liquidity and Capital Resources

     As of September 30, 1997, the Company reported cash of $464,581 compared with $154,006 reported at December 31, 1996. When the affect of the sale of KS&E is excluded from operating results, in the nine months ended September 30, 1997, total operating activities generated a net outflow of ($1,340,818). The principal source of cash was the sale of KS&E, totaling $6,000,000, while the expense of the related goodwill write-off ($3,105,233) is a non-cash item. Additional cash was generated by issuance of warrants and stock. The repayment of ($1,141,100) in short term notes and the investment of ($3,582,456) in several major programs, operating expenses of the company and clearing of payable balances combined to reduce cash to the balance noted.

     In the quarter ending September 30, 1997, the Company received no cash from its 50% participation in the joint venture that produced and distributed the first season of "Tarzan; The Epic Adventures." This largely resulted from the obligations of the joint venture to its lender to subordinate payments to others, including the joint venture, until the loan was repaid in full. Although repayment of the production loan was completed in the third quarter, the venture is completing repayment of obligations to vendors in South Africa where the episodes were filmed. Additionally, obligations to launch the second season of "Tarzan" required that receipts be reinvested in the venture, rather than distributed to the partners. During the quarter ended September 30, 1997, based upon reaching a threshold in domestic advertising payments related to "Tarzan", $150,000 cash was received by the Company for fees earned on those sales.

     The launch of Hollywood Discoveries, Boxcino, and production of Merlin required significant Company investments, and with the exception of cash received from the sale of KS&E, proceeds from operations were negligible. "Boxcino" was filmed in Costa Rica, Miami and Baton Rouge and $1,060,000 in costs included the logistics of flying Latin American fighters to a single location and preparing multiple bouts for broadcast. Development, production, and broadcast costs of "Hollywood Discoveries" required a total investment of $1,000,000 through the end of the quarter. As noted earlier, revenue from Hollywood Discoveries advertising and direct sale of products to viewers was below expectations and the anticipated operating funds from the participation of HI never materialized. Furthermore, no revenue from international licensing or other exploitation is expected until the next fiscal year.

     Development and production of "Merlin" have required an investment of $680,000 to date and additional outlays will be incurred in the fourth quarter as filming and post production are completed. As noted earlier, the two hour movie is scheduled to be delivered in December, at which point significant licensee fees from "Merlin" will be received. At the same time, a portion of the capitalized expenses will be recognized as expense. Management anticipates that "Merlin" will represent a significant source of future operating success.

     Although most of the program costs were development costs related to future revenue streams and were capitalized for income statement purposes they nevertheless represent a significant cash outflow.

     As a result of the operating and programming requirements, Management is continuing to explore initiatives to ensure adequate interim cash resources. The Company is seeking to obtain necessary funding from (a) equity financing; (b) arrangements for profit participation in individual projects and (c) marketing or advertising tie-ins to programs and is exploring other joint venture relationships that will share the burden of program investment. Efforts to obtain debt financing during the quarter just ended were halted when the sale of KS&E occurred.

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

Amended 10Q for the Quarter ending June 30, 1997.

     Concurrent with the filing of the 10Q for the quarter ended September 30, 1997, the Company is filing an amended 10Q for the quarter ended June 30, 1997. The changes are necessitated primarily to correct an under-accrued tax liability and to reverse a duplicate accrual for advertising revenue. The net affect of the adjustments is to reduce pretax income for the six-month period from the originally reported $1,846,600 to $1,613,400 and to increase the tax accrual from $1,395,100 to $1,477,300. The original tax calculation failed to adequately provide for estimated state tax liabilities on the sale of the 51% interest in KS&E.











                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 13th day of November, 1997.

                                     BNN CORPORATION



                                        By: /s/ Henry Siegel
                                            -----------------------------------
                                            Henry Siegel,
                                            Chairman & Chief Executive Officer