Form 10QSB/A
period 1997-06-30
BNN CORP
filed 1997-11-26
CIK 848447

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                FORM 10-QSB/A-1

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal Quarter ended June 30, 1997
                             --------------------
 [  ]    TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ____________________

Commission file number               0-17591

                             --------------------

                                BNN CORPORATION
             ----------------------------------------------------
             (Exact name of small business issuer in its charter)

               Nevada                                   93-0957030
  --------------------------------          ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
    incorporation or organization)

345 Park Avenue South, New York, New York                 10010
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

     CONSOLIDATED BALANCE SHEETS ................................... 2-3


     CONSOLIDATED STATEMENTS OF OPERATIONS ......................... 4


     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY ............... 5


     CONSOLIDATED STATEMENTS OF CASH FLOWS ......................... 6


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .................... 7 - 10


    MANAGEMENT COMMENTS ............................................ 11 - 15

                       BNN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

ASSETS
                                                                                        June 30,                December 31,
                                                                                      -------------            --------------
                                                                                          1997                     1996
                                                                                         ------                    ------
CURRENT ASSETS
     Cash                                                                             $      13,060            $      154,006
     Accounts receivable, less allowance for doubtful
        accounts of $-0- in both 1997 and 1996                                              800,946                   976,345
     Expenditures billable to clients                                                     1,258,848                   317,719
Loans receivable--officers and shareholders                                                 187,897                   107,031
     Program cost inventory - current portion,
        net of accumulated amortization                                                     298,729                   355,725
     Deferred income taxes                                                                  907,400                   313,700
    Other current assets                                                                     35,728                   117,998

                                                                                      -------------            --------------
              Total Current Assets                                                        3,502,608                 2,342,524

PROGRAM COST INVENTORY, less current portion,
     net of accumulated amortization                                                        940,199                   567,461

PROPERTY AND EQUIPMENT, at cost, less accumulated
     depreciation                                                                           103,483                   136,408

INVESTMENT IN JOINT VENTURE                                                               4,080,039                 1,134,600

DEFERRED INCOME TAXES                                                                       328,600                 1,045,300

GOODWILL, net of accumulated amortization                                                         -                 3,317,994

OTHER ASSETS, including non-current A/R                                                   1,845,200                    21,116
                                                                                      -------------            --------------
                                                                                       $ 10,821,245               $ 8,565,403
                                                                                      =============            ==============



                      See notes to financial statements.

                       BNN CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Continued)

                                  (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                    June 30,                    December 31,
                                                                                 -----------                   -------------
                                                                                     1997                          1996
                                                                                     ----                          ----
CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                      1,873,968                       1,733,664
     Notes payable, current portion                                                  532,128                       1,114,159
     Income taxes payable                                                          1,494,359                         166,921
     Capitalized lease obligation - current portion                                   17,166                          30,843
     Deferred rent - current portion                                                  19,778                          39,780
     Deferred income and client advances                                           1,445,189                         578,506
                                                                                 -----------                   -------------
                                                                                   5,382,588                       3,663,873

NOTES & LOANS PAYABLE, less current portion                                                -                          80,000
CAPITALIZED LEASE, less current portion                                                    -                           2,902
DEFERRED RENT, less current portion                                                  323,048                         323,412
                                                                                 -----------                   -------------
           Total Liabilities                                                       5,705,336                       4,070,187
                                                                                 -----------                   -------------
STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $0.01 par value, 50,000,000 and
       10,221,462 shares authorized, 25,057,082
       and 6,247,868 shares issued, in
       1997 and 1996, respectively                                                   158,931                         146,731
     Additional paid-in-capital                                                    5,432,305                       4,959,506
     Accumulated deficit                                                            (475,627)                       (611,021)
     Stock subscriptions receivable less
       allowance for doubtful accounts
       of $438,075 in 1997                                                                 -                               -
     Treasury stock 529,000 shares in 1997
       at cost                                                                             -                               -
                                                                                 -----------                    ------------
           Total Stockholders' Equity (Deficit)                                    5,115,609                       4,495,216
                                                                                 -----------                    ------------
           Total Liabilities and Stockholders' Equity (Deficit)                  $10,821,245                     $ 8,565,403
                                                                                 ===========                    ============


                      See notes to financial statements.

                       BNN CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended                            Six Months Ended
                                                                 June 30,                                     June 30,
                                                           ------------------                             ----------------
                                                          1997              1996                     1997               1996
                                                          ----              ----                     ----               ----
NET REVENUE                                           $  351,650       $ 1,085,297               $ 1,568,231         $1,208,371
DIRECT PROJECT COSTS                                     142,734           176,328                   463,865            176,328
                                                      ----------       -----------               -----------         ----------
GROSS PROFIT                                             208,916           908,969                 1,104,366          1,032,043
                                                      ----------       -----------               -----------         ----------
EXPENSES
     Amortization of program costs                       116,248                 -                   334,560                  -
     Salaries and benefits                               289,192           711,664                 1,037,145            829,340
     General and administrative                          360,713           856,145                   703,309            988,986
     Amortization of goodwill                             25,517                 -                    68,513                  -
     Interest & Local Taxes                               74,257            60,088                   104,068             61,345
                                                      ----------       -----------               -----------         ----------

              Total Expenses                             865,927         1,627,897                 2,247,595          1,879,671
                                                      ----------       -----------               -----------         ----------
LOSS BEFORE EQUITY
     IN INCOME OF JOINT VENTURE
     AND INCOME TAXES                                   (657,011)         (718,928)               (1,143,229)          (847,628)

EQUITY IN INCOME OF JOINT VENTURE                       (516,218)                -                   351,482                  -
INCOME ON SALE OF ASSETS                               2,404,441                 -                 2,404,441                  -
                                                      ----------        ----------               -----------         ----------
INCOME (LOSS) BEFORE INCOME TAXES                      1,231,212          (718,928)                1,612,694           (847,628)

INCOME TAX EXPENSE                                     1,296,900                 -                 1,477,300                  -
                                                      ----------        ----------               -----------         ----------
NET INCOME (LOSS)                                     $  (65,688)       $ (718,928)                  135,394           (847,628)
                                                      ==========        ==========               ===========         ==========
NET INCOME (LOSS) PER COMMON SHARE
     Primary                                          $     0.00        $    (0.07)              $      0.01         $    (0.08)
                                                      ==========        ==========               ===========         ==========
     Fully diluted                                    $     0.00        $    (0.07)              $      0.01         $    (0.08)
                                                      ==========        ==========               ===========         ==========



                      See notes to financial statements.

                       BNN CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                                                                                        Additional
                                                         Shares           Common         Paid-in         Accumulated
                                                         Issued            Stock         Capital           Deficit         Total
                                                         ------           ------        ----------       -----------       -----
Six months Ended June 30, 1996

Balance--January 1, 1996                              6,247,868       $       12       $   375,988       ($ 846,976)     ($ 470,976)

Net loss - 6 months YTD                                     -                -                 -           (847,628)       (847,628)

Issuance of shares for
   acquisition of Kaleidoscope
   Group                                              3,814,312           38,143         2,861,857              -         2,900,000

Various entries related to the
   acquisition and consolidation
   of Kaleidoscope Group                                                 116,982           620,494           75,795         813,271
   Balance--June 30, 1996                            10,062,180       $  155,137       $ 3,858,339     ($ 1,618,809)    ($2,466,437)
                                                 ==============         ========        ==========        =========       ==========


Six months Ended June 30, 1997

   Balance--January 1, 1997                          23,557,082       $  146,731       $ 4,959,506      $  (611,021)     $4,495,215

   Issuance of warrants                                     -                -             125,000              -           125,000

   Issuance of shares for
     cash consideration                               1,500,000           15,000           345,000              -           360,000

  Reclassification Adjustment                                             (2,800)            2,800

  Net income                                                -                -                 -            135,394         135,394
                                                 --------------         --------        ----------      -----------    -------------
Balance - June 30, 1997                              25,057,082       $  158,931       $ 5,432,305      $  (475,627)     $5,115,609
                                                 ==============         ========        ==========      ===========    =============





                      See notes to financial statements.

                       BNN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Six months Ended  June 30
                                                                    -------------------------
                                                                              1997
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                     $ 135,394
     Adjustment to reconcile net loss to net
       cash provided by used in operating activities:
       Amortization and depreciation                                          92,749
       Gain on sale of 51% interest in KS&E                               (2,404,441)
       Equity in income of joint venture                                    (351,482)
       Deferred income tax expense                                           123,000
       Deferred rent                                                         (20,366)
       Change in assets and liabilities
           Accounts receivable                                               166,399
           Expenditures billable to clients                                 (941,129)
           Other current assets                                                4,040
           Accounts payable and accrued liabilities                          140,304
           Payable to KG prior to acquisition                                 -
           Income taxes payable                                            1,204,438
           Deferred income and client advances                               866,683
                                                                           ---------
                   Net Cash Provided by Operating Activities                (984,411)
                                                                           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Loans to officers and shareholders                                      (80,866)
     Investments in Equity                                                (1,086,055)
     Non-current receivable from sale of interest to IPG                  (1,845,200)
     Proceeds on sale of 51% KS&E                                          4,045,200
     Expenditures for program costs                                           18,818
     Acquisition of property and equipment                                   (14,821)
                                                                           ---------
                    Net Cash Used in Investing Activities                  1,037,076
                                                                           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of Common Stock                                                359,999
     Issuance of warrants                                                    125,000
     Proceeds from notes payable                                              -
     Repayments of notes payable                                            (662,031)
     Principal payments on capitalized lease obligations                     (16,579)
                                                                           ---------
                   Net Cash Provided by Financing Activities                (193,611)
                                                                           ---------
INCREASE/(DECREASE) IN CASH                                                 (140,946)
CASH
     Beginning of period                                                     154,006
     End of period                                                        $   13,060
                                                                           =========

                       BNN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

               Amended 10Q for the Quarter ending June 30, 1997.


PART I

Organization and Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     Concurrent with the filing of the 10Q for the quarter ended September 30, 1997, the Company is filing this amended 10Q for the quarter ended June 30, 1997. The changes are necessary primarily to correct an under-accrued tax liability and to reverse a duplicate accrual for advertising revenue. The net affect of the adjustments is to reduce pretax income for the six-month period from the originally reported $1,846,600 to $1,612,694 and to increase the tax accrual from $1,395,100 to $1,477,300. The original tax calculation failed to adequately provide for estimated state tax liabilities on the sale of the 51% interest in KS&E.


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


2.    INCOME SOURCES

         The Company's principal source of income for the quarter ended June 30, 1997 were (a) the proceeds from the sale of the 51% interest in Kaleidoscope Sports and Entertainment LLC, and (b) the accrual on an equity basis of the retained 49% interest in KS&E. Entertainment properties, such as Tarzan: The Epic Adventures, typically generate income in the fourth and first quarters, linked to delivery of programming for the television broadcast season. The launch of "Hollywood Discoveries" in June generated losses in the first month of operations that were reported under the equity method.


3.    PROGRAM COST INVENTORY

         Program cost inventory is comprised of capitalized development costs related to entertainment properties prior to completion of the properties, and consisted of the following at:

                       BNN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

3.    PROGRAM COST INVENTORY (cont.)
                                               June 30,             December 31,
                                                 1997                  1996
                                                 ----                  ----
          Current portion                       298,729               355,725
           Non-current portion                  940,199               567,461
                                            -----------            ----------
          Total Program Cost Inventory     $  1,238,928            $  923,186
                                              =========              ========


4.    INVESTMENT IN KELLER SIEGEL ENTERTAINMENT, JOINT VENTURE

         During the quarter ended June 30, 1997, the Company booked a ($515,800) downward adjustment to earnings that had been accrued through the first quarter of the current fiscal year. The downward revision was necessitated the impact of lower television program viewer ratings (Nielsen ratings) than forecast, which result in lower domestic advertising income. There were also reductions in foreign license and U.S. home video fees, associated with deductions against fees permitted by contractual provisions in various license agreements.

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


5.   INCOME TAXES

         The provision for income taxes for the six months ended June 30, 1997 consists of the following components:

                Federal Tax Provision            $    946,834
                State Tax Provision                   530,439
                                                   __________
                Total Tax Provision              $  1,477,274

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

                       BNN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997


6. NOTES and LOANS PAYABLE

                                                                                            June 30,           December 31,
                                                                                          -------------       ---------------
                                                                                              1997                 1996
                                                                                              ----                 ----


        Note payable arising from the settlement of
           the disputes relating to the $500,000 loan
           resolved in 1996.  The note is payable in monthly
           installments of $30,000 without interest                                                               139,220

        Note payable arising from the settlement of
           the disputes relating to the $500,000 loan
           resolved in 1996.  The note is payable in monthly
           principal installments of $10,000 per month.                                       55,220              200,000

        Note payable to an entity controlled by the Company's
           Chairman and Co-CEO.                                                              200,000              200,000

        Note payable to a bank in monthly installments of
           $1,422, including interest at 8.89% per annum.                                      6,955               14,969

        Note payable to the former parent of KG:
           agreement to pay reduced balance in
           three installments of $13,333 during 1997.                                         40,000               40,000

     Notes Payable to unaffiliated entities, due upon
           demand with  interest at 8% per annum
           payable quarterly                                                                 229,953              600,000
                                                                                           ---------           ----------
                                                                                             532,128            1,194,189

                        Less: current portion                                               (532,128)          (1,114,189)
                                                                                          ----------           ----------
                                                                                          $     -              $   80,000
                                                                                          ==========           ==========


                       BNN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

PART II

Item 1 - Legal Proceedings

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

         Exemption from registration under the Securities Act is claimed for such issuance upon the exemption afforded by Section 4 (2) of the Securities Act.


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

         Subsequent to the close of the quarter, General Motors Corporation executed a signed agreement with KS&E, to establish a long-term relationship. Management, based upon present and proposed business commitments, pursuant to such agreement, was able to estimate a minimum profit of the IPG transaction over the three-year Earning Period.

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



Results of Operations

         The Company reported $1,231,212 in pretax profits for the quarter ended June 30, 1997, compared with a loss of ($718,928) for same period in the prior fiscal year. On a net income basis, the results for the quarter were a loss of ($65,688) compared to a loss in the prior fiscal year of ($718,928). For the six months ended June 30, 1997, pretax profits were $1,612,694 compared with a loss of ($847,628) for the prior fiscal year, and on a net income basis $135,394 for the six months compared with a loss in! the prior year of ($847,628).

         Net revenues for the second quarter ended June 30, 1997, consist of total billings, less any agency fees and media costs, that totaled $351,650, compared with net revenue of $1,085,297 in the comparable three-month period for fiscal 1996. For the six-month period ended June 30th 1997, net revenues were $1,568,231 compared with $1,208,371 in the comparable period in the prior year.

         The second quarter revenues for the current fiscal year are largely attributable to the launch of Boxcino, and fees associated with several sports properties. Revenues in the comparable prior year period were attributable to fees associated with sports events and fees associated with distribution of two television programs. The decline in the current fiscal year compared with the second quarter in the prior fiscal year is attributable to several factors. Revenue from distributed television programming was not repeated in the current fiscal year; sports related activity is lower as Management and clients focused efforts on the creation of KS&E; sports sponsorship was higher in the previous fiscal year related to the 1996 Olympic Games.

         Gross profit after direct project costs was $208,916 for the quarter ended June 30, 1997 compared with $908,969 for the prior year as a result of lower revenue noted above. Direct costs include costs necessary to create, market and manage an event, or produce, market and distribute a broadcast or other entertainment property, but exclude staff salaries, general and administrative costs. For the six months ended June 30, 1997 gross profit was $1,104,366 compared with $1,032,043 in 1996.

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

         Salaries and related benefit costs were $289,192 for second quarter 1997, compared with $711,664 for the prior year. The reduction reflects the transfer of sports-related personnel to KS&E compared to full staffing in the prior year, and capitalizati! on of some production related costs in SeaGull Entertainment, related to "Merlin" and "Team Xtreme." At the same time, the Company reduced the number of consultants and outside service providers, where such reductions were feasible. For the six months ended June 30, 1997, salaries and related benefit costs were $1,037,145 compared with $829,340 for the prior year, partly attributable to a larger number of staff hired to manage administrative and financial requirements of the Company as well as development of programs.

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

         The Company suffered a loss of ($516,218) in equity income for the quarter ended June 30, 1997, from its participation in a 50%-owned venture that produces, distributes and licenses the syndicated series, "Tarzan, Epic Adventures." Income from this property is generated from advertising sales and licenses for home video, cable television, international broadcast rights, and merchandising of toys, books and related items. Reported under the rules of FAS 53, income and expense accruals were based upon the delivery of scheduled episodes against an "ultimate" earnings forecast, less forecast costs over the viable life of the property. The loss was the result of a downward revision of the earnings forecast for the first season of Tarzan and reduced the $867,700 profit recorded in the quarter ended March 31, 1997. The downward revision was necessitated expectation of lower advertising revenues caused by the impact of lower television program viewer ratings (Nielsen ratings) than forecast. Also contributing to the loss in the quarter were reductions in foreign license and U.S. home video fees, associated with deductions against fees permitted by contractual provisions in various license agreements.

Income Taxes

         The provision for state and federal income tax was $1,116,500 for second quarter 1997, on a pretax basis of $1,231,212 compared with no tax provision for the second quarter 1996 on a pretax loss of ($718,928). The income tax expense for 1997 does not bear the expected relationship between pretax income and the federal corporate tax rate of 34% because of the effect of state and local income taxes and the fact that the company's amortization of goodwill, the write-off of $1,640,759 goodwill associated with the 51% sale of KS&E and certain other expenses are not deductible for income tax purposes.

         At June 30, 1997, net operating loss carryforwards ("NOL's") of the Company amounted to approximately $979,940 for Federal income tax purposes. The carryforwards are not available for state income tax purposes. The NOL's begin to expire in varying amounts starting in 2003.

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


Liquidity and Capital Resources

         As of June 30, 1997, the Company reported cash of $13,060 compared with $154,006 reported at December 31, 1996. During the six months ended June 30, 1997, operating activities generated a net outflow of funds of ($984,411). Cash was generated by issuance of warrants and stock, however the repayment of ($662,031) in short term notes led to a negative overall cash flow from financing activities. The sale of 51% of KS&E generated $2,200,000 in cash, but Company operating needs and investment activity in entertainment properties all required extensive funding for development, production, promotion and marketing. Although many of the "Boxcino, "Hollywood Discoveries," "Merlin" and "Team Xtreme" costs were capitalized for income statement purposes (until the programs are released and revenue is recognized) they nevertheless represent a significant cash outflow.

         Boxcino was launched in April 1997. Although Boxcino generated revenue in the quarter ended June 30, 1997, production funding requirements of the initial two broadcasts were higher than anticipated when a venture partner failed to provide contracted services and cash.

         Expected revenue from "Hollywood Connection" advertising and direct sale of products to viewers has been below expectations. Management does not expect positive cash flows from this project within the third quarter, however an agreement with a third party to participate in the program as a 50% venture partner is expected to generate operating funds and should reimburse some costs already incurred.

         Costs associated with pre-sales, marketing and pre-production of "Xtreme" and "Merlin" have already been incurred. "Xtreme" will start full production as a 22-episode series in the fourth quarter of this fiscal year, as will the two-hour movie for Merlin. Entertainment properties typically require outlays well in advance of any expected revenue from licensing or advertising and the nature of the "television broadcast season" is such that properties are often not released in the U.S. until the fall seas on (September). "Xtreme" and Merlin are different in that they will be launched in the U.S. subsequent to International release. Although international license payments will commence with initial delivery of programming in the fourth quarter of 1997, a significant portion of expected revenues will not be received until 1998 or beyond.

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


                                  SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 26th day of November, 1997.

                                   BNN CORPORATION



                                        By: /s/ Henry Siegel
                                            ---------------------------------
                                            Henry Siegel,
                                            Chairman & Chief Executive Officer