Form 10KSB
period 1997-12-31
KALEIDOSCOPE MEDIA GROUP INC
filed 1998-04-15
CIK 848447

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              ------------------

                                  FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31,1997

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from
            __________________ to __________________

                        Commission file number 0-17591

                        KALEIDOSCOPE MEDIA GROUP, INC.
             (Exact name of small business issuer in its charter)


            Delaware                                   93-0957030
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                345 Park Avenue South, New York, New York 10010
              (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number (212) 779-6600

Securities registered pursuant to Section 12(b) of the Act:


     Title of each class             Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
                               (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes...X... No........

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the year ended December 31, 1997 are $2,741,352.

         The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the issuer is $27,742,969 (as of March 31, 1998).

         The number of shares outstanding of the issuer's common stock is 28,827,082 (as of March 31, 1998).

                      DOCUMENTS INCORPORATED BY REFERENCE

         Transitional Small Business Disclosure Format: Yes........ No...X...

                                    PART I


Item 1.      Description of Business

Corporate History

         Kaleidoscope Media Group, Inc. (the Company), then called BNN Corporation (BNN) and a publicly traded corporation without operations, acquired all of the outstanding shares of Kaleidoscope Media Group, Inc., a private corporation (now called HSPSMM, Inc. and referred to herein as HSPS), on October 22, 1996. The transaction was effected by issuing shares of common stock of the Company in an amount that resulted in the original HSPS shareholders receiving approximately 40.3% of the then outstanding shares of the Company. For financial reporting purposes, the transaction was recorded as a recapitalization of HSPS. HSPS is the continuing, surviving entity for accounting purposes, but the Company is the continuing entity for legal purposes. On December 3, 1997, the Company, a Nevada corporation, was reincorporated in the State of Delaware under its present name.

         HSPS was formed on May 3, 1996 by the issuance of approximately 59.8% of its outstanding shares (equivalent to 5,685,688 shares of common stock of the Company) for approximately 91% of the outstanding shares of SeaGull Entertainment, Inc., (SeaGull) and the issuance of approximately 40.2% of its outstanding shares (equivalent to 3,814,312 shares of common stock of the Company) for the all of the outstanding shares of two affiliated corporations (People & Properties, Inc. (P&P) and Kaleidoscope Entertainment, Inc. (KE), collectively referred to as the Kaleidoscope Sports Group (KSG)). For financial reporting purposes, this transaction was recorded as a purchase of HSPS by SeaGull. In 1996, SeaGull acquired as treasury stock, the remaining 9% of its outstanding shares not then owned by HSPS.

         Until May 1997, the Company was engaged, through its Sports Division (principally consisting of KSG's business activities) in sports and event marketing including the development, production and distribution of sports programming and the representation of sports properties and the rights associated with those properties. This division had several properties developed by P&P and through P&P managed PGA tour events sponsored by the Buick Motors Division of General Motors and provided other marketing and event management services for Buick. After consideration of the desires of P&Ps principal client, the Company consummated in May 1997 an agreement with the Interpublic Group of Companies, Inc. (IPG) for the formation of a new venture, Kaleidoscope Sports and Entertainment LLC (KS&E). Pursuant to this agreement, the Company sold to IPG 51% of its interest in KS&E, which contains all of the sports, entertainment event marketing assets formerly held by P&P. All of the operations previously conducted by the KSG division (except those conducted by KE) are now conducted through KS&E. The personnel of KSG, including Ray Volpe, a director of the Company, are now employed by KS&E. In August 1997, IPG exercised its option to purchase the remaining 49% of KS&E. The total purchase price received by the Company was $6,000,000. The Company has written off the existing goodwill associated with the sports properties of P&P transferred to KS&E in the amount of $2,386,115. The Company is still engaged in the business of exploiting various sports projects.

Introduction

         The Company is a diversified entertainment, sports and direct marketing company that operates, through subsidiaries, under three divisions.

         The Entertainment Division (principally consisting of SeaGulls business activities) is primarily engaged in the business of developing, producing and distributing (domestically and internationally) entertainment properties and exploiting the related licensing and merchandising opportunities. It also provides consulting services in the development of specialty television programming and is involved in the acquisition and distribution of entertainment library properties.

         In 1997 the Entertainment Division began production of its new made-for-television movie Merlin: The Magic Begins based on that legendary character. The title role has been cast with Jason Connery (son of Sean Connery) and Deborah Moore (daughter of Roger Moore). This movie was delivered in March 1998 and was fully financed by the Company. The Company expects that this movie will be distributed for broadcast internationally in 1998 and in the United States in 1999.

         In 1997, the Company began pre-production on its Team Xtreme series, which represents a multi-national co-production with partners in France, Germany and Canada. Team Xtreme is a weekly one-hour dramatic action series with an ensemble cast of youthful extreme sports enthusiasts that lead the audience through engaging plots complete with danger, drama, intrigue and passion, all against a backdrop of extreme sports such as skysurfing, mountain climbing and snow boarding. The Company expects that the series will be distributed for broadcast in the Fall of 1998 in the U.S.
and other territories.

         In December 1997, the Company, through its Entertainment Division, obtained rights from the Beachport Entertainment Corp. to distribute ice skating specials. The Ice Fantasies Collection consists of six specials with an all-star cast of world-class skaters such as Brian Boitano, Oksana Baiul, Elvis Stojko, Michelle Kwan, Viktor Petrenko, Nancy Kerrigan and others.

         In December 1997, the Company obtained the worldwide distribution rights to a new 22 one- hour dramatic action TV series entitled D.R.E.A.M. Team. Three agents, all supermodels, are part of a covert group code name D.R.E.A.M. whose sole purpose is to infiltrate and diffuse volatile situations, from counter-espionage to international criminals and terrorists. Under the cover of their photo-shoots, the supermodels work together with an ex-CIA agent whose intelligence and espionage background set the stage for action and adventure.

         In February 1998, the Company acquired Redrock Managements Library for worldwide distribution of a package of specials, documentaries, movies and mini-series. These programs enhance and expand the Companys current library of series and specials programming.

         The Company recently acquired the rights to a new childrens television property and toy line entitled Micronauts. The Company expects that the television property to be introduced in the Fall of 1998 as a two-hour movie and/or five half-hour mini-series. The Company also expects that the toy line will begin limited distribution in the Fall of 1998 and worldwide distribution in 1999. The movie and series are based on the popular 1970s Marvel comic book and toy line of the same name.

         In 1996 SeaGull entered into a joint venture agreement with Keller Entertainment, Inc. under the name Keller Siegel Entertainment (the Tarzan Joint Venture). The Tarzan Joint Venture produced and distributed a two-hour movie pilot and 20 episodes of the Tarzan: The Epic Adventures syndicated television series domestically in 1996 and internationally in 1997. Beginning in the Fall of 1997, the Tarzan: The Epic Adventures series was renewed for another season without any new production, but previously produced half-hours (made into hours) were syndicated for the U.S. market only. The Tarzan Joint Venture continues to maintain the license from Edgar Rice Burroughs for the live-action rights to Tarzan. The Tarzan Joint Venture intends to produce and distribute a new program entitled The New Adventures of Young Tarzan via a movie pilot in 1998 and a series in 1999.

         In March 1997, the Company, through its Sports Division, and Sports Marketing, Inc. reached an agreement to create a joint venture to develop, produce and distribute boxing tournaments both domestically and internationally. The two companies collaborated on Boxcino, a series of round robin boxing matches featuring fighters from eight Latin American countries. The quarter- and semi-finals aired on ESPN2 in May and July 1997, respectively, and the finals in each weight class aired on ESPN in September 1997. The Company expects to continue this franchise as well as to stage other boxing matches in 1998. As a result, the joint venture has signed contracts with the winners and finalists in each weight category making eight new boxers ranked in the top 10 nationally.

         The Company also has the worldwide distribution rights to two daily fitness series (Crunch and Cyberfit) currently being broadcast on ESPN2 and available for distribution in territories outside the United States. The Company believes that Crunch and Cyberfit are two of ESPN2s highest rated fitness series because of their high energy and employment of state of the art fitness techniques.

         The Sports Division retained from its sale of certain sports properties to KS&E its sports franchise in boxing (Boxcino) and fitness (Crunch and Cyberfit) as well as distribution rights to golf, air racing and other properties developed by the Sports Division. KS&E and the Company have reached an agreement in principle to form a joint venture to develop sports properties as well as the creation of ad sales operations.

         The Direct Marketing Division was initiated in January 1997 when the Company entered into a joint venture agreement with HSN Direct to form Hollywood Connection LLC (HC LLC). HC LLC produced and distributed Hollywood Discoveries, a one-hour daily shopping program, which was broadcast in the United States by over-the-air broadcasters and cable and satellite systems. Hollywood Discoveries is designed to provide home shopping programming using stage, screen, television, music and sports personalities to market merchandise via taped programming in the domestic and international markets. The program met with moderate success in the United States. The current plan for the international market, which is expected to launch in 1998, is to offer a weekly best of episode(s) and/or format rights to broadcast entities, with product fulfillment to be handled by the various international companies associated with HSN Direct.

         As start-ups, both Boxcino and Hollywood Discoveries required significant investments in Company resources and the Company anticipates that they will not generate profits until 1998 and 1999.

         The principal executive offices of the Company are located at 345 Park Avenue South, New York, New York and its telephone number is (212) 779-6601.

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

         The Company's distribution strategy is to become a leader in the international distribution of television properties in three categories: (i) one hour action dramas; (ii) children programming; and (iii) individual sports programming. In furtherance of achieving its strategic goals, the Company is seeking to expand its television operations through the acquisition of distribution and other representation rights to entertainment properties.

Entertainment Division

         The Company produces and distributes television programming to domestic and international television stations, cable television networks and home video markets and sells commercial time to advertisers. In addition, the Company acquires rights to distribution programming owned by third parties.

Programming Produced and Distributed by the Company

         In 1997, the Company began production of its new made-for-television movie Merlin: The Magic Begins based on that legendary character. The title role has been cast with Jason Connery (son of Sean Connery) and Deborah Moore (daughter of Roger Moore). The movie was delivered in March 1998 and was fully financed by the Company. The Company expects to receive pre-sales for international licenses in excess of $1,000,000 and to clear the movie for domestic distribution in late 1998 or early 1999. The acceptance of this movie by buyers will determine the viability of a series in 1999.

         In 1997, the Company began pre-production on its Team Xtreme series, which represents a multi-national co-production with partners in France, Germany and Canada. Team Xtreme is a weekly one-hour dramatic action series with an ensemble cast of youthful extreme sports enthusiasts that lead the audience through engaging plots complete with danger, drama, intrigue and passion, all against a backdrop of extreme sports such as skysurfing, mountain climbing and snow boarding. The Company expects that the series will be distributed for broadcast in the Fall of 1998 in the U.S.
and other territories.

         In December 1997, the Company, through its Entertainment Division, obtained rights from the Beachport Entertainment Corp. to distribute ice skating specials. The Ice Fantasies Collection consists of six specials with an all-star cast of world-class skaters such as Brian Boitano, Oksana Baiul, Elvis Stojko, Michelle Kwan, Viktor Petrenko, Nancy Kerrigan and others. The Company has received considerable interest from buyers to stage additional ice skating specials as live events at international venues.

         In December 1997, the Company obtained the worldwide distribution rights to a new 22 one- hour dramatic action TV series entitled D.R.E.A.M. Team. Three agents, all supermodels, are part of a covert group code name D.R.E.A.M. whose sole purpose is to infiltrate and diffuse volatile situations, from counter-espionage to international criminals and terrorists. Under the cover of their photo-shoots, the supermodels work together with an ex-CIA agent whose intelligence and espionage background set the stage for action and adventure.

         In February 1998, the Company acquired Redrock Managements Library for worldwide distribution of a package of specials, documentaries, movies and mini-series. These programs enhance and expand the Companys current library of series and specials programming.

         The Company recently acquired the rights to a new childrens television property and toy line entitled Micronauts. The Company expects that the television property to be introduced in the Fall of 1998 as a two-hour movie and/or five half-hour mini-series. The Company also expects that the toy line will begin limited distribution in the Fall of 1998 and worldwide distribution in 1999. The movie and series are based on the popular 1970s Marvel comic book and toy line of the same name.

         In 1996 SeaGull entered into a joint venture agreement with Keller Entertainment, Inc. under the name Keller Siegel Entertainment (the Joint Venture). The Joint Venture produced and distributed a two-hour movie pilot and 20 episodes of the Tarzan: The Epic Adventures syndicated television series domestically in 1996 and internationally in 1997. Beginning in the Fall of 1997, the Tarzan: The Epic Adventures series was renewed for another season without any new production, but previously produced half-hours (made into hours) were syndicated for the U.S. market only. The Joint Venture continues to maintain the license from Edgar Rice Burroughs for the live-action rights to Tarzan. The Joint Venture intends to produce and distribute a new program entitled The New Adventures of Young Tarzan via a movie pilot in 1998 and a series in 1999. In order to generate additional awareness in the project, an international search for the Young Tarzan will be conducted in order to find a new talent for the lead role.

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

         The United States television market is served by network affiliated stations, independent stations and cable TV operators. During prime time hours (primarily 8 P.M. to 11 P.M. in the Eastern and Pacific time zones and 7 P.M. to 10 P.M. in the Central and Mountain time zones), network affiliates primarily broadcast programming produced for the network. In non-prime time, network affiliates telecast network programming, off-network programming (reruns), first run programming (programming produced for distribution on a syndicated basis) and local programming produced by the local stations themselves. Independent television stations, during both prime and non-prime time, produce their own programs, telecast off-network programs or acquire first-run programs from independent producers or syndicators. A syndicator is generally a company that sells programming to independent television stations and network affiliates. Programming acquired by stations on a syndicated basis is generally acquired either for cash license fees or an exchange for commercial advertising time within the program which is retained by the syndicator for sale (barter) or for a combination of cash and barter.

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

Television Production

         The production of a program for first-run syndication begins with the development of a creative concept. Depending on the type of programming, the producer will develop a format and, in some instances, a pilot. The format and the pilot, if any, will be presented by the program's syndicator to representatives of various television stations around the world, in some instances accompanied by sales promotion materials created by the producer or syndicator. Frequently, in order to attract television stations to license programming for exhibition for the upcoming fall television season, a producer or syndicator will present its programming at the annual meeting of the National Association of Television Programming Executives (primarily a domestic programming exhibition) and at M.I.P. (primarily a foreign programming exhibition), generally held in January and April, respectively, of each year. Because the size of the viewing audience of a program for a station can be affected by the popularity of the programming that precedes and follows it on the station, syndicators generally attempt to sell their programs to the station in a given market area with the highest ratings and to arrange for the program to be broadcast in the most favorable time period and programming environment possible. If a television station elects to license a program, it generally will license one year's worth of such programming, subject to that programming being produced.

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

Television Distribution

         Barter syndication is the process whereby a syndicator obtains commitments (clearances) from television stations to broadcast a program at a certain time; retains advertising time in the program in lieu of receiving a cash licensing fee and sells such retained advertising time for its own account to national advertisers at rates based on projected ratings and viewer demographics. From time to time, certain stations may require cash consideration from the Company, in addition to programming, in exchange for advertising time. By placing the program with televisions stations throughout the United States, the syndicator creates an ad hoc network of stations that have agreed to carry the program. The creation of the ad hoc network of stations, normally representing a penetration of at least 70% of the total United States television households (calculated by means of a generally recognized system as measured by A.C. Nielsen), enables the syndicator to sell the commercial inventory to sponsors desiring national coverage. The rates charged by a syndicator for advertising time are generally at a lower cost per thousand viewers than those which national advertisers are normally charged by the networks for similar demographics.

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

         In addition to United States television broadcast rights, the Company also acquires, where available on acceptable terms, world-wide broadcast television and non-standard television distribution rights (such as cable and videocassette rights) to the programs it distributes. These acquisitions are typically on a long-term exclusive basis, often between three and twelve years, in some cases with various renewal options, and may provide that the Company has the right to undertake production of the program in the event the producer fails to deliver the contracted programming. As an example, the Company has retained the rights for the worldwide videocassette distribution of the Tarzan: The Epic Adventures series being produced by the Company. The Company has entered into an agreement with Buena Vista Home Video, a subsidiary of Disney for the worldwide videotape distribution of Tarzan: The Epic Adventures.

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

Revenue Sources

         Worldwide revenues from the Company's television programming business are derived from distribution fees consisting of cash fees or barter from the sale of retained advertising time. Revenues may also be derived from fees for selling advertising time, executive producer fees and other arrangements. Fees may be received by the Company directly and indirectly from the Company's partnerships and Joint Venture.

         In most cases, the Company's distribution revenues are based on a percentage of the net revenues derived from the sale of advertiser sponsorships or on cash license fees. Generally, the Company advances all distribution costs of items such as advertising, promotion, tape shipping and tape duplication and recovers such expenses from the program revenues. In some instances, these expenses are assumed by the Company as part of its distribution fee. The Company's fee for distribution is generally between 30% and 40% of net revenues. However, each fee arrangement is separately negotiated and may be subject to variation. The sums in excess of the Company's fees and expenses and profit positions (where applicable) are remitted to the producers of the programs which in certain cases may also be the Company. See "The Television Market" above. Its fee for advertiser sales representation is generally between 5% and 10% of net revenues.

Sales of Advertising

         Revenues and fees for advertising time in the United States are established on the basis of a certain assumed level of audience ratings and, in some cases, an assumed demographic make-up of the viewing audience. While it is in the interest of the Company to establish as high an assumed rating and as favorable demographic make up as possible, there can be no assurance in advance that the actual rating or demographic make-up of a particular program will support the fee initially charged for advertising time on such program. If the television program does not achieve the assumed rating or demographic make up (as deter-mined by A.C. Nielsen or similar ratings services), the Company may be obligated to offer the advertiser additional time (make goods) on the same program or on other programs to fulfill any short fall in the actual rating or demographic assumptions. Alternatively, the Company may be obligated to refund a portion of the advertising fee. Make goods are the predominant means whereby the Company satisfies such obligations to advertisers.

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

Sports Division

         The Company is engaged in the acquisition, production, marketing and management of sporting event properties. The Company derives revenues from sporting events principally by distributing the television programming of the events. See "Revenue Sources" above.

Sporting Events Marketed by the Company

         In March 1997, the Company and Sports Marketing, Inc. reached an agreement to create a joint venture to develop, produce and distribute boxing tournaments both domestically and internationally. The two companies collaborated on Boxcino, a series of round robin boxing matches featuring fighters from eight Latin American countries. The quarter- and semi-finals aired on ESPN2 in May and July 1997, respectively, and the finals in each weight class aired on ESPN in September 1997. The Company expects to continue this franchise as well as to stage other boxing matches in 1998. As a result, the joint venture has signed contracts with the winners and finalists in each weight category making eight new boxers ranked in the top 10 nationally. The Company believes that boxing will be a major source of revenues in the future.

         The Company also has the worldwide distribution rights to two daily fitness series (Crunch and Cyberfit) currently being broadcast on ESPN2 and available for distribution in territories outside the United States. The Company believes that Crunch and Cyberfit are two of ESPN2s highest rated fitness series because of their high energy and employment of state of the art fitness techniques.

         Until May 1997, the Company was engaged, through its Sports Division (principally consisting of KSG's business activities) in sports and event marketing. KE was involved in the development, production and distribution of sports programming. P&P was primarily engaged in the business of sports and event marketing. Those responsibilities included event management, sponsor and event representation, event related sales promotions, event related media and publicity, advertising and sponsorship sales and specialty publishing. P&P had also created and developed several event marketing properties. P&P managed PGA tour events sponsored by the Buick Motors Division of General Motors and provides other marketing and event management services for Buick. In addition, KSG had represented sports properties and the rights associated with those properties. That representation included the negotiation of rights fees and the negotiation and the development of licensing and merchandising opportunities in connection with those properties.

         After consideration of the desires of P&Ps principal client, the Company consummated in May 1997 an agreement with the Interpublic Group of Companies, Inc. (IPG) for the formation of a new venture, Kaleidoscope Sports and Entertainment LLC (KS&E). Pursuant to this agreement, the Company sold to IPG 51% of its interest in KS&E, which contains all of the sports, entertainment event marketing assets formerly held by P&P. All of the operations previously conducted by the KSG division (except those conducted by KE) are now conducted through KS&E. The personnel of KSG, including Ray Volpe, a director of the Company, are now employed by KS&E. In August 1997, IPG exercised its option to purchase the remaining 49% of KS&E. The total purchase price received by the Company was $6,000,000. The Company has written off the existing goodwill associated with the sports properties of P&P transferred to KS&E in the amount of $2,386,115. The Company is still engaged in the business of exploiting various sports projects through its subsidiary, KE.

         The Company through KE retained its sports franchise in boxing (Boxcino) and fitness (Crunch and Cyberfit) as well as distribution rights to golf, air racing and other properties developed by the Sports Division. KS&E and the Company have reached an agreement in principle to form a joint venture to develop sports properties as well as the creation of an ad sales portion.

         The Company intends to become involved with other sports properties, which could include skiing and auto racing.

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

         This globalization and increased activity in the sports marketplace together with the expansion of the television marketplace have combined to create a new era and many new challenges for sports advertisers, broadcasters and leagues. In addition, technology and innovation have introduced new sports to the marketplace including in-line skating, snowboarding and beach volleyball. With these and other new sports come new professional and amateur leagues and events. This proliferation of sports has also increased the advertising dollars dedicated to the sports marketplace, the number of advertisers involved in sports marketing and the opportunity for sports marketing companies to develop new products, services and relationships.


Direct Marketing Division

         The Direct Marketing Division was initiated in January 1997 when the Company entered into a joint venture agreement with HSN Direct to form Hollywood Connection LLC (HC LLC). HC LLC produced and distributed Hollywood Discoveries, a one-hour daily shopping program, which was broadcast in the United States by over-the-air broadcasters and cable and satellite systems. Hollywood Discoveries is designed to provide home shopping programming using stage, screen, television, music and sports personalities to market merchandise via taped programming in the domestic and international markets. The program met with moderate success in the United States. The current plan for the international market, which is expected to launch in 1998, is to offer a weekly best of episode(s) and/or format rights to broadcast entities, with product fulfillment to be handled by the various international companies associated with HSN Direct.

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

         Competition in the sports consulting and sports event management business is also intense. The Company competes with other sports marketing companies as well as certain advertising agencies that have begun to develop sports marketing and promotion divisions. The Company's competitors include International Management Group, Advantage International, and DMBB as well as other sports marketing and advertising companies that may have greater financial resources than those of the Company.

         The direct marketing business is highly competitive. The Company also competes for consumer expenditures with other forms of retail businesses, including department, discount, warehouse and specialty stores, mail order and other catalog companies and direct sellers. The television home shopping industry is highly competitive and is dominated by two companies, QVC Network, Inc. and Home Shopping Network, Inc. The Company believes that the number of new entrants into the television home shopping industry will continue to increase.

         One of the ways the Company can ensure that it maintains certain ownership interests in its properties, both in the rights to sell ancillary products and by participating in the direct profitability associated with the broadcast of the program, is to enter into license fee arrangements with third parties such as networks or distributors. Under this arrangement, the licensor, in this case the Company, assumes a greater financial risk as the costs to produce the program may exceed the negotiated license fee. This type of arrangement generally gives the network or distributor the right to broadcast on domestic television for a defined period of time. The licensor would retain the rights to exploit ancillary markets, including foreign distribution of the program. While the Company has not historically deficit financed productions and generally would not agree to do so, for selected properties it may agree to such a licensing arrangement to improve its ownership interest. In these cases, the Company would assume greater financial risk on the production which could result in losses to the Company if the project failed or if the Company's production costs exceeded the licensing fees and revenues generated from ancillary markets.

Principal Customers

         During the year ended December 31, 1996 and 1997, approximately 45% and 21%, respectively, of the Company's net revenues were derived from services provided to General Motors and its affiliates. The Company did not incur any net revenues from services provided to General Motors and affiliates after the sale of a significant portion of the Companys Sports Division. No other customer accounted for more than 10% of the Companys net revenues during the year ended December 31, 1997. Net revenues derived from one U.S. sports association amounted to approximately 10% of the Company's net revenues during the year ended December 31, 1996. The services provided to these two customers were included in the operations sold to KS&E.

Employees

         At December 31, 1997, the Company employed 18 full-time persons, of whom 4 were engaged in sales and marketing 14 in management, finance and administration. The Company has no collective bargaining agreement with its employees and believes that its relationship with its employees is good.


Item 2.      Description of Property

         The Company's principal executive offices are located at 345 Park Avenue South, New York, New York and consist of approximately 20,000 square feet under a lease that expires in 2002. The base rent for such space is currently $441,160 per year, which base rental will increase to $463,218 per year. All base rent is subject to adjustments. Approximately 42% and 38% of such space (an aggregate of 80%) is sublet to KS&E and other parties, respectively, at a prorata portion of the rent.

         The Company leases approximately 5,862 square feet of office space in Los Angeles, California under a lease that expires in 2000, subject to one five year option. The annual base rent for such space is $123,102. All base rent is subject to adjustments. Commencing January 1, 1998, the Company subleased approximately two-thirds of such space for an annual rental of $81,250.


Item 3.      Legal Proceedings

         On June 21, 1996, an action, entitled International Sports Marketing, Inc. v. Saatchi & Saatchi, et al. was filed in the Wayne County Circuit Court against two of the Company's inactive subsidiaries and other unrelated parties seeking to enforce a default judgment of $21,000,000 entered in 1995 for a prior action in 1988. The subsidiaries have vigorously defended themselves in this litigation. Management believes that the claim lacks merit. Furthermore, management believes that if any subsidiary were found liable for a judgment, its subsidiaries would be able to obtain indemnification from the prior owner of the former affiliate's business, a major advertising agency. In a recent decision, the court found no liability for plaintiffs claim against the subsidiaries and at the same time found that the advertising agency may be liable to the plaintiff pursuant to aforesaid indemnity agreement. The plaintiff and the advertising agency have submitted arguments to reargue and the Company believes they intend to appeal in any event. While no assurance can be given, based in the foregoing, management believes that the litigation will not have a material effect on the Company's financial position.

         On July 22, 1997, several alleged creditors filed an involuntary petition in bankruptcy in the U.S. Bankruptcy Court, Central District of California against SeaGull Entertainment, Inc. d/b/a/ The Hollywood Connection, and d/b/a Hollywood Connection LLC. SeaGull Entertainment, Inc. has denied that it was insolvent. The Companys motion for summary judgment for dismissing the case was granted on February 9. 1998.

         On December 19, 1997, the Company filed an action in the United States District Court Southern District of New York entitled Kaleidoscope Media Group, Inc. v. Entertainment Solutions, Inc., James K. Isenhour, Andrew
S. Varni. The complaint seeks damages for breach of contract and fraudulent inducement of contract, among other claims, arising out of a venture that the Company entered into with defendants to promote a sports tournament of Latin American boxing in 1997 called Boxcino. The Company seeks damages of at least $500,000 plus punitive damages in the action. Defendants James Isenhour and Entertainment Solutions, Inc. have answered the complaint, asserting various affirmative defenses and two counterclaims, for breach of contract and quantum meruit, seeking damages of not less than $250,000. The Company believes it has valid and meritorious defenses to the counterclaims, that the counterclaims are otherwise invalid, and the Company has prepared an appropriate reply. The third defendant, Andrew Varni, has not yet to date appeared in the action or answered the complaint. The parties are engaged in discovery at this time.


Item 4.      Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders held on December 2, 1997, several matters were presented to and voted upon by the Company's stockholders as follows:

         1. Election of five directors for the ensuing year:


Henry Siegel                For: 13,906,248             Withheld: 0
Ray Volpe                   For: 13,406,248             Withheld: 500,000
Paul Siegel                 For: 13,906,248             Withheld: 0
Martin Miller               For: 13,906,248             Withheld: 0
Jean Chalopin               For: 13,906,248             Withheld: 0

         2. A proposal to approve the Companys 1996 Stock Option Plan:


For: 13,406,248             Withheld: 0                 Abstain: 500,000

         3. A proposal to adopt an Agreement and Plan of Merger between the Company, then a Nevada corporation under the name BNN Corporation, and a wholly-owned subsidiary of the Company named Kaleidoscope Media Group, Inc., a Delaware corporation (the Delaware Company), pursuant to which (i) the Company's state of incorporation would be changed from Nevada to Delaware,
(ii) all of the outstanding shares of the Company would be converted into an equal number of similar shares of the Delaware Company and (iii) certain changes in the Company's Certificate of Incorporation would be effectuated including changing the name of the Corporation and creating blank check preferred stock.


For: 13,406,248             Withheld: 0                 Abstain: 500,000

                                    PART II


Item 5.      Market for Common Equity and Related Stockholder Matters

         The Company's common stock (the Common Stock) is quoted on the OTC Bulletin Board under the symbol KMGG and is traded on the Frankfurt Stock Exchange and the Berlin Stock Exchange under the symbol BNN.

         Set forth below are the approximate high and low bids for the Common Stock on the OTC Bulletin Board as published by the National Quotation Bureau, Inc. Such quotations reflect interdealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.


                                             Common Stock
                                 ------------------------------------

                                       High                  Low
                                 ----------------      ----------------

1997
Fourth Quarter                   $  .94                $ .42
Third Quarter                      1.22                  .75
Second Quarter                     2.22                  .88
First Quarter                      2.56                  .50

1996
Fourth Quarter                   $ 3.75                $1.00
Third Quarter                      7.25                 3.97
Second Quarter                     6.00                  .38
First Quarter                      1.50                  .34

         As of March 31, 1998, there were approximately 237 recordholders of the Common Stock.

         During 1997, the Company issued 2,340,000 shares of Common Stock in consideration of $585,000 to six persons pursuant to Section 4(a) under the Securities Act of 1933, as amended (the "Securities Act"). In addition, the Company issued 130,000 shares of Common Stock upon conversion of notes pursuant to Section 3(a)(9) under the Securities Act.

         The Company plans to retain any future earnings for use in its business and, accordingly, the Company does not anticipate paying dividends in the foreseeable future to the holders of the Common Stock. Payment of dividends is within the discretion of the Company's Board of Directors (the Board of Directors) and will depend, among other factors, upon the Company's earnings, financial condition and capital requirements.

Item. 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The consolidated financial statements provided in this annual report for the fiscal year ended December 31, 1997 include the financial statements of SeaGull for twelve months, the financial statements of the Company for twelve months, the combined financial statements of KSG for three months, twelve months of the Tarzan Joint Venture as an equity investment and four and one-half months of KS&E as an equity investment. These periods of reporting reflect various months of full ownership or partial ownership in the current fiscal year and are consistent with the reporting method utilized for the prior fiscal year. The comparative results reported for the fiscal year ended December 31, 1996 include the financial statements of SeaGull for twelve months, the financial statements of the Company for two months, the combined financial statements of KSG for eight months and twelve months of the Joint Venture as an equity investment.

         Reference is made to Note 2 of the Companys Consolidated Financial Statements for a discussion of significant accounting policies, including revenue recognition.

Forward Looking Statements

         The following statements and certain other statements contained in this annual report on Form 10-KSB are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions, (ii) competitive market influences, (iii) audience appeal and critical reviews of its television programs and (iv) the ability to identify, acquire the rights to, and to develop quality properties.

Results of Operations

         Year Ended December 31, 1997 as Compared with Year Ended
December 31, 1996

         Net revenues consist of total billings (less any agency fees and media costs) and accruals for earned fees. Net revenues decreased by $4,121,967, or 60%, to $2,741,392 in 1997 from $6,863,359 in 1996. This decrease is due principally to the loss in net revenues resulting from the sale, effective 1, 1997, of a significant portion of the Companys Sports Division (the KS&E Sale). Net revenues from the remaining portion of its Sports Division as well as its Entertainment Division decreased slightly in 1997 as compared to net revenues from such divisions in 1996 primarily because properties developed in 1997 were not ready for distribution in 1997. The Companys Direct Marketing Division, which was initiated in January 1997, generated net revenues of $311,274 for 1997.

         Amortization of program costs (costs to produce, market and distribute a broadcast or film property) was $681,670 in 1997 compared to zero in 1996. This increase was due to the Company's 1997 launch of "Boxcino," "Hollywood Discoveries" and some smaller properties. In 1996, the Company had no direct ownership of revenue producing programming that had related program cost inventory.

         The Company, in late 1996 and early 1997, issued warrants in conjunction with borrowing money pursuant to certain notes payable. The warrants were valued at $532,451, which amount is being amortized as a cost during the outstanding period of the notes. For 1997, $227,889 of this amount was expensed and included in amortization of program costs while the balance was included in capitalized program costs at December 31, 1997.

         Other direct project costs include costs necessary to create, market and manage a sporting event, costs relating to the sale of goods by the Direct Marketing Division and costs related to film production work on a contract basis. Direct project costs decreased by $2,365,878, or 63%, to $1,381,833 in 1997 from $ 3,747,711 in 1996. This percentage decrease was slightly greater than the percentage decrease in net revenues due primarily to lower margins of the properties that were included in the KS&E Sale. Revenues from these properties were included for three months in 1997 and for eight months in 1996. This percentage decrease would have been greater as a result of the KS&E Sale if it has not been for the low margins of the Direct Marketing Division, which was in its start-up year.

         Gross profit decreased by $2,437,759, or 82%, to $677,889 in 1997 from $3,115,648 in 1996. This decrease was much greater than the decrease in net revenues because of the modest losses by "Boxcino" and the Direct Market Division in their start-up operations.

         Although "Tarzan: The Epic Adventures" is distributed by the Joint Venture, the Company has incurred certain production costs that are not part of the costs of the Joint Venture. Amortization of the program costs relating to the Joint Venture decreased by $32,455, or 10%, to $291,427 from $323,882 in 1996. This decrease was due to the release of most of the episodes of "Tarzan: The Epic Adventures" in 1996. The decline in amortization of the program costs relating to the Joint Venture in 1997 was not as great as the decline in the Joint Venture's revenues because management's estimate of the ultimate revenues from the first season of "Tarzan: The Epic Adventures" was revised downward.

         Salaries and benefits decreased by $329,825, or 18%, to $1,513,578 in 1997 from $1,843,403 in 1996. This decrease is due substantially to the reduction in personnel resulting from the KS&E Sale. Certain of the personnel remained on the Companys payroll until December 31, 1997.

         General and administrative expenses decreased by $194,320, or 12%, to $1,453,777 in 1997 from $1,648,097 in 1996. This decrease is due substantially to the KS&E Sale offset partially by significant fees related to professional services including the legal fees incurred in the Companys defense of the International Sports Marketing case and the bankruptcy case.

         Amortization of goodwill decreased by $44,512, or 37%, to $77,164 in 1997 from $121,676 in 1996. This decrease is due to the allocation of a significant portion of goodwill related to the KS&E Sale. This was partially offset by the fact that amortization of goodwill in 1996 occurred only during the last eight months of the year.

         Interest expense decreased by $20,045, or 100%, to zero in 1997 from $20,045 in 1996. This decrease is due to the capitalization of all interest cost in 1997 since it was treated as a project cost.

         Losses from operations (before equity in income of joint venture and income on sale of assets) increased by $1,816,602, or 216%, from a loss of $841,455 in 1996 to a loss of $2,658,057 in 1997. This increase was a result of the factors described above, primarily the loss of net revenues resulting from the KS&E Sale. The Sports Division contributed operating income of $793,401 in 1996 compared to a loss of $619,584 in 1997. The operations of that portion of the Sports Division that was not sold as well as the Direct Marketing Division required increased salaries and general and administrative expenses partially to oversee Boxcino and Hollywood Discoveries, which are start-ups. As start-ups, both Boxcino and Hollywood Discoveries required significant investments in Company resources and the Company anticipates that they will not generate profits until 1998 and 1999. The Company also incurred additional costs in seeking new properties for development and in obtaining additional sources of capital.

         Companys equity in the income of its joint ventures decreased by $954,479, or 75%, to $317,721 in 1997 from $1,272,200 in 1996. This decrease is due substantially to a $1,204,100 decrease in the Companys equity in the income of the Joint Venture. The Joint Ventures only revenue producing project to date has been Tarzan: The Epic Adventures which earned most of its revenues in 1996 when it was first released. Managements estimate of the ultimate revenues from Tarzan: The Epic Adventures have been revised downward. The $1,204,100 decrease was partially offset by the Companys $249,621 equity in the income of KS&E during the period April 1, 1997 through August 15, 1997 when the Company had a 49% interest.

         In 1997, the Company realized a gain of $3,512,836 from the sale in two transactions of a significant portion of its Sports Division. In one transaction consummated on May 5, 1997, but effective as of April 1, 1997, the Company, after consideration of the desires of P&Ps principal client, formed a new subsidiary, KS&E, transferred all the assets held by P&P, as well as certain personnel, to KS&E, sold a 51% interest in KS&E to IPG and granted IPG an option to purchase the balance of KS&E. In the second transaction, which was consummated on August 15, 1997, IPG exercised its option to purchase the remaining 49% interest in KS&E. The Company received $6,000,000 in gross proceeds from these two transactions. The Company allocated $2,386,115 of goodwill to the properties transferred and incurred $101,049 of costs directly attributable to the transactions, resulting in a net gain for financial statement purposes of $3,512,836. Before taxes, the transactions generated cash in the amount of $5,898,951 to the Company. Although the Company gave up the potential for substantial revenue in making the sale, management believes that the infusion of cash was both necessary to provide general liquidity and to enable the Company to make substantial investments in new programming.

         Income before income taxes increased by $741,755, or 172%, to $1,172,500 in 1997 from $430,745 in 1996. This increase was a result of the factors described above, primarily the gain of $3,512,836 from the KS&E Sale. This was partially offset by the increased loss from operations and decreased equity in income of joint ventures as described above.

         The provision for income tax expense was $1,452,594 in 1997 as compared to $194,790 in 1996. The income tax expense for 1997 does not bear the expected relationship between pretax income and the federal corporate tax rate of 34% because of (a) the effect of state and local income taxes as described below and (b) the amortization of goodwill, the write-off of goodwill associated with the KS&E Sale in the amount of $2,386,115 as described below and certain other expenses are not deductible for income tax purposes.

         The goodwill of $2,386,115, which was written-off in connection with the KS&E Sale, had been originally created, for financial reporting purposes, in the tax free transaction in which SeaGull had acquired KSG. As a result of the tax free nature of that transaction, the goodwill was not recognized for tax purposes. Consequently, the Company will have to report $5,899,951 ($6,000,000 of proceeds less $101,049 of direct costs) as the gain in the 1997 income tax returns. For federal income tax purposes, this gain is offset on the Companys consolidated tax return by net operating loss carryforwards
(NOLs), as well as the current operating losses, resulting in no federal tax payment due. The Companys subsidiary, P&P, is required to record the sale for state and local income tax purposes. However, P&P can only offset the gain with a limited amount of NOLs and as a result will have to pay approximately $751,000 in 1997 state and local income taxes. In addition to the Companys accrual of these tax payments, the Company is required to record deferred income tax expenses because the utilization of the NOLs in offsetting a portion of the gain from the sale of KS&E reduces the future income tax benefits that would otherwise be available.

         The Company's net loss amounted to $280,094, or $0.01 per share, for the year ended December 31, 1997, as compared to net income of $235,955, or $0.02 per share, for the year ended December 31, 1996, respectively. This decrease in net income and earnings per share is primarily attributable to the factors discussed above.


Net Operating Loss Carryforwards

         At December 31, 1997, NOLs of the Company amounted to approximately $121,000 for federal income tax purposes. The NOLs are not available for state income tax purposes. The NOLs begin to expire starting in 2011. The Companys subsidiaries file separate income tax returns in various states and localities. The losses of one subsidiary cannot be used to offset the losses of another subsidiary for state purposes. Certain of the Companys subsidiaries have substantial NOLs available for state and local income tax purposes. In addition, one of the Company's subsidiary has approximately $175,000 of NOLs that can only be used to offset future taxable income (for federal and certain state purposes) of the specific subsidiary to which they pertain. These NOLs are further limited by the operation of Section 382 of the Internal Revenue Code. The subsidiary is only allowed to use a maximum of approximately $27,000 of these carryforwards each year.

Liquidity and Capital Resources

         Net cash used in operating activities was $984,388 in 1997 compared with $657,658 in 1996. The increase in cash used operating activities was primarily the result of the $1,816,602 increase in the operating loss described above offset by noncash charges for deprecation and amortization and the conservation of cash through the increase of various operating liabilities.

         Net cash provided by investing activities in 1997 was $1,232,965 compared to the use of net cash in investing activities of $1,182,474 in 1996. This change was primarily due to proceeds of $6,000,000 from the sale of a portion of the Sports Division in 1997, offset by a $3,760,208 increase in expenditures for programs costs from $1,247,069 to $4,907,329.

         Net cash used in financing activities amounted to $150,322 for the year ended December 31, 1997 as compared to $1,854,925 provided by financing activities for the same period in 1996. The decrease in cash provided by financing activities was primarily the result of a decrease in the receipt of cash for equity transactions in 1997 and a $906,159 repayment of debt in 1997.

         As of December 31, 1997, the Company had cash of $252,260 compared with $154,006 as of December 31, 1996. Operating activities generated a net cash outflow of $984,388. The principle source of cash during 1997 was from the sale of KS&E which generated net cash in the amount of

$5,898,951. This cash inflow, along with $869,451 raised through the sale of equity securities, was able to provide the Company the ability to invest an additional $4,907,329 in program costs, to repay notes payable in the net amount of $916,159 and to repay principal on capitalized lease obligations in the amount of $33,745.

         During the year ended December 31, 1997, the Company received no material cash from its 50% participation in the Joint Venture that produced and distributed the first season of Tarzan: The Epic Adventures. This resulted principally from the obligations of the Joint Venture to its lender to subordinate payments to others, including the equity partners of the Joint Venture, until the loan was repaid in full. Although repayment of the production loan was completed in the third quarter, the Joint Venture is completing repayment of obligations to vendors in South Africa where the episodes were filmed. Additionally, obligations to launch the second season of Tarzan, which consists of previous half-hour shows made into one-hour shows resulting in no additional production costs, required that receipts be reinvested in the Joint Venture, rather than distributed to the equity partners. Additionally, the Joint Ventures assets consist principally of (i) accounts receivable, are generally not currently due, and (ii) capitalized program costs, which are supported by future anticipated income.

         The launch of Hollywood Discoveries and Boxcino and the production of
Merlin: The Magic Begins required significant Company investments while proceeds from operations were negligible. The Boxcino matches were in Costa Rica, Miami and Baton Rouge and approximately $1,000,000 in costs included the logistics of flying Latin American fighters to a single location and preparing multiple bouts for broadcast.

         Development, production, and broadcast costs of Hollywood Discoveries required a total investment of approximately $1,300,000 through December 31, 1997. As discussed under Description of Business, Hollywood Discoveries program met with moderate success in the United States and as a result advertising and direct sale of products to viewers was below expectations. In addition, the Company had anticipated the receipt on $500,000 in operating funds from Hollywood Inc. as a joint venture participant in this project. The Company only received $20,000.

         Production of Merlin: The Magic Begins has required an investment of approximately $1,000,000 through December 31, 1997. The two hour movie was delivered in March 1998, at which point license fees from Merlin: The Magic Begins began to be received. At the same time, a portion of the capitalized costs will be recognized as expenses.

         The Company anticipates that Hollywood Discoveries, Boxcino and
Merlin: The Magic Begins will not generate profits until 1998 and 1999.

         Management believes that as additional entertainment properties are released to the market, cash flows from these properties will improve the overall Company cash situation significantly. Although each new project going into production will require additional financial resources, management expects that financing from venture partners and funding from sponsorships and pre- sales of programming will provide a significant portion of these needs

         At December 31, 1997, the Company had working capital of $801,603 as compared to working capital of $1,321,349 at December 31, 1996.

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

Inflation

         The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or its profitability.


Item 7.      Financial Statements

         Reference is made to pages F-1 through F-29 comprising a portion of this Annual Report on Form 10-KSB.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no changes in accountants due to disagreements on accounting and financial disclosure during the 24 months prior to December 31, 1997.

                                   PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The directors and executive officers of the Company are as follows:


           Name                     Age                      Position
---------------------------      ---------      -----------------------------------------------
Henry Siegel                        56          Chief Executive Officer, Chairman of the Board

Paul Siegel                         56          President and Director

Irving Greenman                     62          Chief Financial Officer, Secretary

Ray Volpe                           57          Director

Martin Miller                       57          Director

Jean Chalopin                       47          Director

Martin Gloor                        43          Director


         Henry Siegel has been Chairman of the Board, Chief Executive Officer and Director of the Company since 1995 and has been an officer of SeaGull, a subsidiary of the Company, since that company's inception in 1994. Mr. Siegel began his career at Grey Advertising and in 1974 was placed in charge of its media operation, managing all areas of media planning, research and execution. In 1976, Mr. Siegel founded Lexington Broadcasting Services (LBS), where he pioneered the concept of barter syndication (advertiser-supported television). As Chairman and chief executive officer of LBS, he launched numerous successful television series, including Fame and Baywatch. In 1988, Mr. Siegel, with Warburg, Pincus Capital Company, purchased Grey Advertising's interest in LBS. LBS entered into bankruptcy in 1991 and emerged from bankruptcy in 1993, soon after merging with All American Communications in 1992. In July 1994, Mr. Siegel formed SeaGull.

         Paul Siegel has been a director of the Company since 1995, the President of the Company as of January 1, 1997 and an officer of SeaGull since its inception in 1994. In 1964, Mr. Siegel started work at S&S, a direct marketing firm which manufactured and distributed toy and craft products. Mr. Siegel left S&S in 1982 to establish another direct marketing toy and hobby company known as Creative Crafts. In 1994, Mr. Siegel changed the name of his company to Creative Discovery and expanded the product line to include educational software products. Paul Siegel joined his brother Henry Siegel at LBS in 1986 to serve as Executive Vice President. LBS entered into bankruptcy in 1992 and emerged from bankruptcy in 1993. LBS was merged with AAC in 1992, and Mr. Siegel served as Executive Vice President of its All-American Television subdivision of until he left in 1994 to form SeaGull.

         Irving Greenman has been Chief Financial Officer and Secretary of the Company since January 1998. For ten years prior thereto Mr. Greenman was Chief Financial Officer for Medica Media and Healthcare International, both companies being in the healthcare field. Mr. Greenman is a New York and Florida Certified Public Accountant.

         Ray Volpe has been a director of the Company since 1995. Mr. Volpe had served as President and co-Chief Executive Officer of the Company since its inception in 1995 but resigned such positions in May 1997 to become the Chief Executive Officer of KS&E which operates certain former businesses conducted by the Sports Division of the Company. Mr. Volpe, who began his career at Doyle Dane Bernbach in 1964, was the Executive Vice President of the National Hockey League and the first commissioner of the Ladies Professional Golf Association. In 1981, Mr. Volpe and his partner, Don Ohlmeyer formed Ohlmeyer Communications Company, a sports and entertainment subsidiary of Nabisco Brands Inc., where, from 1981 to 1990, Mr. Volpe worked as an independent television producer and media consultant, representing manufacturers, televisions networks, major syndicators and advertising agencies engaged in entertainment and sports programming. Mr. Volpe has been the Chief Executive Officer of HSPS since 1990. During the period from August 1994 through June 1995, while HSPS was owned by Ventura, Mr. Volpe was President, Co-Chief Executive Officer and a Director of Ventura.

         Martin Miller has been a director of the Company since February 1995. Mr. Miller , for the past five years, has been a manager of corporate finance for Millport Ltd., presently a Bahamian based investment advisor of foreign investors.

         Jean Chalopin has been a director of the Company since March 1997. Mr. Chalopin has founded and operated several entities engaged in television production and syndication and other entertainment activities individually producing and writing many television programs. Since 1987 Mr. Chalopin has been chief executive officer of JetLag Productions, Inc., a Los Angeles based entertainment company, and since 1986 Mr. Chalopin has been chief executive officer of JCC, a Paris based entertainment company. Both entities are engaged in the development of television, film and multimedia projects for the U.S. market and world-wide syndication. From 1987 to 1996 he was chief executive officer of C&D Group, which was sold in 1996 with a library of more than 1500 half-hour episodes. From 1971 through 1986 he was chief executive officer of the DIC Group, a European based production and distribution company, which was sold in 1986. From 1982 through 1986 he was also chief executive officer of DIC Enterprises, a Los Angeles based production company, which was sold in 1986. He and his entities have produced many well known services such as The Hitchhiker and The Saint and animation works such as Inspector Gadget and Heathcliff among others.

         Martin Gloor has been a director of the Company since February 1998. Since mid 1994, Mr. Gloor has been an independent consultant for financial and fiscal matters. Prior thereto, he was a partner with Price Waterhouse in Lugano, Switzerland, responsible for Audit and Business Advisory Services and Corporate Finance. Since 1990, Mr. Gloor has been Chairman of Polvideo, a television producing company in Riazzino, Switzerland.

         Executive officers serve at the discretion of the Board of Directors.

         Henry Siegel and Paul Siegel are brothers.

Item 10.     Executive Compensation

         The following table sets forth information concerning compensation paid or accrued by the Company or its subsidiaries for services rendered during the fiscal years ended December 31, 1995, 1996 and 1997 to the Company's Chief Executive Officer and to each executive officer whose compensation exceeded $100,000 during its fiscal year ended December 31, 1997:

                                            Summary Compensation Table


                                                           Annual
                                                        Compensation
                                                    ---------------------
            Name and
       Principal Position               Year               Salary
--------------------------------      --------      ---------------------

Henry Siegel                            1997             $350,000
  Chief Executive Officer               1996             $125,000

Paul Siegel                             1997             $275,000
  President                             1996             $125,000

Bernard Bushkin *                       1997             $137,500
  Chief Financial Officer               1996             $ 70,112
-------------
* Effective December 31, 1997, Mr. Buskin resigned his employment with the Company to join KS&E.

         The following table sets forth all grants of stock options to each of the named executive officers of the Company during the fiscal year ended December 31, 1997.

                       Option Grants in Last Fiscal Year


                         Number of Shares of           Per Cent of Total
                             Common Stock             Options Granted to
                          Underlying Options          Employees in Fiscal
          Name                 Granted                       Year                 Exercise Price               Expiration Date
---------------------  ------------------------     ---------------------     -----------------------      -----------------------
Henry Siegel                        0               ---                       ---                                    ---

Paul Siegel                         0               ---                       ---                                    ---

Bernard Bushkin               100,000               12%                       $0.62                            January 1, 2002

         The following table sets forth information as to options exercised by each of the named executives during the fiscal year ended December 31, 1997 and the value of in-the-money options held by such executives at December 31, 1997.

         Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values




                       Number of
                       Shares of
                      Common Stock                        Number of Shares of Common Stock
                      Acquired on         Value          Underlying Unexercised Options at         Value of In-the-Money Options at
      Name              Exercise         Realized                     12/31/97                                12/31/97 *
----------------    ----------------  --------------   --------------------------------------   -----------------------------------
                                                         Exercisable         Unexercisable        Exercisable         Unexercisable
                                                       ----------------     -----------------   ----------------   ----------------

Henry Siegel                 0               ---              ---                      ---                ---                ---

Paul Siegel                  0               ---              ---                      ---                ---                ---



Bernard Bushkin              0               ---                33,333              66,667                 0                  0

------------
* Value is based on the excess of the closing bid price of the Common Stock as of December 31, 1997 (approximately $0.47 per share) over the option price of the in-the-money options.

Employment Agreements

         The Company entered into employment agreements as of January 1, 1997 with Henry Siegel, Chief Executive Officer of the Company, and Paul Siegel, President of the Company. Each agreement has a three-year term which renews for an additional year on each anniversary of the agreement, and provides for an annual base compensation of $350,000, with annual increases subsequent to the three year term in an amount to be determined by the Board of Directors.. In addition, Henry Siegel and Paul Siegel are each entitled to such bonuses as may be awarded by the Board of Directors in its discretion. Each agreement also provides for the payment of benefits, including an automobile allowance. In the event of the death or total disability of either executive, the Company has agreed to pay his estate or the executive the unpaid portion of his annual base compensation, but in no event less than six months base compensation. The agreement also contains a non-competition provision covering the term of the agreement plus two years following termination or expiration of the agreement.

Stock Option Plan

         The Company has adopted a 1996 Stock Option Plan (the 1996 Plan) for officers, employees and consultants of the Company or any of its subsidiaries and other entities in which the Company has an interest. The 1996 Plan provides for the granting of options which are intended to qualify either as incentive stock options (the Incentive Stock Options) within the meaning of
Section 422 of the Internal Revenue Code of 1986 or as options which are not intended to meet the requirements of such section (the Nonstatutory Stock Options and collectively with the Incentive Stock Options, the Options). As of December 31, 1997, Options to purchase 835,000 shares of Common Stock had been granted.

         The 1996 is administered by the Board of Directors or a committee of the Board of Directors (the Administrator). The Administrator has discretionary authority (subject to certain restrictions) to determine, among other things, the individuals to whom and the times at which the Options will be granted; the number of shares of Common Stock underlying the Options; and the exercise price and the vesting periods of the Options.

         The Options are evidenced by a written agreement containing the above terms and such other terms and conditions consistent with the 1996 Plan as the Administrator may impose. The exercise price of Incentive Stock Options may not be less than 100% of the fair market value of the Common Stock at the date of grant (110% in the case of Incentive Stock Options granted to holders of 10% of the voting power of the Company's capital stock). The aggregate fair market value of Common Stock (determined at time of option grant) with respect to which Incentive Stock Options become exercisable for the first time in any year cannot exceed $100,000. Each Option, unless sooner terminated, shall expire no later than five years from the date of the grant, as the Administrator may determine.

         The 1996 Plan (but not Options previously granted thereunder) shall terminate on December 2001. Subject to certain limitations, the 1996 Plan may be amended or terminated at an earlier date by the Board of Directors or by a majority of the outstanding shares entitled to vote thereon.

Compensation of Directors

         Directors who are not employed by the Company will be paid a fee of $100 for each Board of Directors meeting attended and $100 for each committee meeting attended. All directors are reimbursed for expenses incurred on behalf of the Company.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 31, 1998 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table above and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.



                                                           Number of Shares
       Name and address of Beneficial                     Beneficially Owned                      Percentage of Class
                   Owner
--------------------------------------------      -----------------------------------     ------------------------------------

Henry Siegel                                                   3,055,000                                    11%
        345 Park Avenue South
        New York, New York 10010

Paul Siegel.                                                   3,055,000                                    11%
       1990 South Boundy Drive
       Suite 700
       Los Angeles, California 90025

Ray Volpe                                                      3,055,000                                    11%
       345 Park Avenue South
       New York, New York 10010

Martin Miller                                                          0 (1)                                 0%
       57 The Circle
       Glen Head, New York 11545

Jean Chalopin                                                          0 (2)                                 0%
       26/28 Avenue Hoche
       75008 Paris, France

Martin Gloor                                                           0                                    0%
       Via Sirana 54
        C.P. 128
        6814 Lamone
        Lagano, Switzerland

                                                                                                             *
Bernard Buskin                                                   100,000
         345 Park Avenue South
         New York, New York 10010

All directors and executive                                    9,165,000                                    32%
         officers as a group (7
         persons)


------------
* Less than 1%

(1) Does not include 90,000 shares owned by Mr. Millers wife. Mr. Miller disclaims beneficial ownership of such shares.

(2) Does not include 500,000 shares that are held by Deltec Panamerica Trust Company Limited, (Deltec), Deltec House, P.O. Box 3229, Nassau N.P. The Bahamas. Mr. Chalopin is a director of Deltec.


Item 12.     Certain Relationships and Related Transactions

         On October 22, 1996, the Company acquired all the outstanding shares of HSPS pursuant to a Plan and Agreement of Reorganization among the Company and all of the shareholders of HSPS (the Acquisition Agreement). Pursuant to the Acquisition Agreement, the Company issued 9,500,000 shares of Common Stock to the shareholders of HSPS. Henry Siegel, Paul Siegel and Ray Volpe, directors and shareholders of the Company, each were principal shareholders of HSPS before the acquisition. Each received 2,555,364 shares of Common Stock upon completion of the acquisition. Henry Siegel, Paul Siegel and Ray Volpe each owned 3,055,364 shares of Common Stock upon completion of the acquisition.

         The Acquisition Agreement provides for an adjustment in the number of shares of the Company issued to the former holders of its operating subsidiaries in certain circumstances. The amount of such adjustment, if any, is dependent upon the market price of the Companys shares on April 15, 1998 and the Companys pretax income for 1997. The Company believes that an adjustment may not be appropriate due to the sale of KSG during 1997. The Company also has a preliminary understanding with holders of two thirds of the rights to receive additional shares pursuant to which these persons will accept warrants in lieu of shares. The Company can not now determine the number of shares, if any, which may be issued.

         Pursuant to an agreement, dated as of April 1, 1997, between the Company and By-The-Way Corporation (BTW), a corporation wholly-owned by Ray Volpe, a director of the Company, BTW granted to the Company in perpetuity the right at any time to develop, produce, distribute, market, license or otherwise exploit (the "Exploitation Rights") all entertainment properties (other than properties licensed to KS&E) in consideration of an option payment consisting of $112,500 previously advanced and additional payments to be made by the Company to BTW of $150,00 per year. Such option payment will be offset against fees or amounts payable by the Company for any Exploitation Rights granted to the Company by BTW. During the year ended December 31, 1997, the Company paid BTW $162,631, including $50,131 for advances against assets to be acquired.

         Commencing in April 1997, KS&E sublet approximately 42% of the Companys office space in New York City for a prorata share of the rent. In addition, KS&E pays the Company 42% of certain overhead that it utilizes in New York City. During the fiscal year ended December 31, 1997, the Company received approximately $220,859 from KS&E for such rent and overhead. Ray Volpe, a director of the Company, is Chief Executive Officer of KS&E.

         The Company received loans, represented by 8% one year notes, in the principle amount of $412,217 and $600,000 during the years ended December 31, 1997 and 1996, respectively, from foreign clients of Millport Ltd. (the Millport Clients), a Bahamian domiciled investment advisor. All of such loans were repaid as of December 31, 1997. As additional consideration for granting these loans to the Company, the Millport Clients have received two year warrants to purchase an aggregate of 4,048,866 shares of Common Stock at $.25 per share. Millport Clients also have purchased a total of 4,732,220 shares of Common Stock from the Company for an aggregate of $2,484,415. In addition, some of the Millport Clients have purchased shares of Common Stock in the open market. Martin Miller is a director of the Company and a director of corporate finance of Millport Ltd. The Millport Clients are not affiliates of Mr. Miller or Millport Ltd.

      In March 1997, the Company issued 500,000 shares of Common Stock to Deltec Panamerica Trust Company Limited, (Deltec), for $.25 per share, an aggregate of $125,000. Mr. Chalopin is a director of Deltec.

Item 13.     Exhibits and Reports on Form 8-K

(a)    Exhibits


     2.01           Plan and Agreement of Reorganization, dated as of October 22, 1996, among the Company and the shareholders of HSPS (1)

     3.01           Certificate of Incorporation of the Company

     3.02           By-Laws of the Company

     4.01           Specimen Certificate representing the Common Stock, par value $.001 per share

    10.01*          1996 Stock Option Plan.(2)

    10.02*          Employment Agreement entered into between the Company and Henry Siegel

    10.03*          Employment Agreement entered into between the Company and Paul Siegel

    10.04          Lease dated June 5, 1992 by and between Kaleidoscope Holdings Inc. and Park Avenue
                       South/Amory, Inc.

    10.05          Lease dated May 31, 1995 by and between SeaGull Entertainment, Inc. and KGK Enterprises,
                       Inc. and the First Amendment thereto, dated June 13, 1996

    10.06          Joint Venture Agreement, dated as of October 1, 1995, between SeaGull Entertainment, Inc.
                       and Keller Entertainment Group, Inc.

    10.07          Amended and Restated Limited Liability Company Agreement, dated as of April 30, 1997, among the Company, Interpublic Group of Companies, Inc., 345 Park Avenue PAS Sports,
                       Inc. and People & Properties, Inc. (3)

    10.08          Agreement dated as of August 20, 1997, among, Interpublic Group of Companies, Inc., 345
                       PAS Sports, Inc., and People & Properties, Inc. (4)

    10.09          Vendor Agreement, dated December 18, 1996, between the Company and HSN Direct Int.
                       LTD. and addendum thereto, dated March 31, 1997





    10.10          Joint Venture Agreement, dated as of June 1995, between the Company and Sports Marketing,
                       Inc.

    10.11          Agreement dated as of April 1, 1997 between the Company and By-The-Way Corporation.

    21.01          Subsidiaries of the Company

    27.01          Financial Data Schedule


------------
*     Management contract or compensatory plan or arrangement.

(1) Such Exhibit was filed with the Company's Current Report, dated October 22, 1996, and is incorporated herein by reference

(2) Such Exhibit was filed with the Company's Proxy Statement for the Annual Meeting held on December 2, 1997 and is incorporated herein by reference.

(3) Such Exhibit was filed with the Company's Current Report, dated May 5, 1997, and is incorporated herein by reference.

(4) Such Exhibit was filed with the Company's Current Report, dated August 20, 1997, and is incorporated herein by reference.


 (b)   Reports on Form 8-K

         None

                                          KALEIDOSCOPE MEDIA GROUP, INC.
                                            (Formerly BNN Corporation)
                                                  AND SUBSIDIARIES

                                             FINANCIAL STATEMENTS WITH
                                           INDEPENDENT AUDITORS' REPORT

                                            DECEMBER 31, 1997 AND 1996

                                C O N T E N T S

                                                                     Page

INDEPENDENT AUDITORS' REPORT                                          F-2

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS                                     F-3-4

     CONSOLIDATED STATEMENTS OF OPERATIONS                            F-5

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                  F-6

     CONSOLIDATED STATEMENTS OF CASH FLOWS                           F-7-8

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-9-28

SUPPLEMENTAL INFORMATION (UNAUDITED)

     PRO FORMA CONDENSED STATEMENT OF OPERATIONS
         YEAR ENDED DECEMBER 31, 1997                                F-29

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Kaleidoscope Media Group, Inc.

We have audited the accompanying consolidated balance sheets of Kaleidoscope Media Group, Inc. (formerly BNN Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaleidoscope Media Group, Inc. (formerly BNN Corporation) and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.






New York, NY
April 14, 1998

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS



                                                                                      December 31,
                                                                           ----------------------------------
                                                                                 1997               1996
                                                                           --------------      --------------
                                                                                                  Restated
CURRENT ASSETS
     Cash                                                                  $      252,260      $      154,006
     Accounts receivable, less allowance for doubtful accounts
        of $116,539 and $-0- in 1997 and 1996, respectively                       746,681             976,345
     Expenditures billable to clients                                               -                 317,719
     Notes receivable, less allowance for bad debt of $50,000
        in 1997                                                                     -                   -
     Loans receivableofficers and shareholders                                     -                 107,031
     Program cost inventory - current portion,
        net of accumulated amortization                                         2,876,975             355,725
     Deferred income taxes                                                        266,000             313,700
     Other current assets                                                         129,153             117,998
                                                                           --------------      --------------
              Total Current Assets                                              4,271,069           2,342,524

PROGRAM COST INVENTORY, less current portion,
     net of accumulated amortization                                            2,287,892             567,461

LOANS AND ADVANCES RECEIVABLE
     - OFFICERS AND SHAREHOLDERS                                                   36,300               -

PROPERTY AND EQUIPMENT, at cost, less accumulated
     depreciation                                                                  82,782             136,408

INVESTMENT IN JOINT VENTURE                                                     1,376,500           1,134,600

DEFERRED INCOME TAXES                                                             356,600           1,045,300

GOODWILL, net of accumulated amortization                                         831,414           3,317,994

OTHER ASSETS                                                                       24,116              21,116
                                                                           --------------      --------------
                                                                           $    9,266,673      $    8,565,403
                                                                           ==============      ==============




                      See notes to financial statements.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                   December 31,
                                                                                       ----------------------------------
                                                                                             1997               1996
                                                                                       --------------      --------------
                                                                                                              Restated
CURRENT LIABILITIES
     Cash overdrafts                                                                    $     194,148       $        -
     Notes payable, current portion                                                            40,000             866,159
     Accounts payable and accrued liabilities                                               1,656,384           1,733,664
     Income taxes payable                                                                     839,496             166,921
     Capitalized lease obligationcurrent portion                                               -                  30,843
     Option agreement payable-current portion                                                 150,000               -
     Deferred rentcurrent portion                                                              42,405             39,780
     Deferred income and client advances                                                      697,033             578,506
                                                                                       --------------      --------------
              Total Current Liabilities                                                     3,619,466           3,415,873

CAPITALIZED LEASE OBLIGATION, less current portion                                              -                   2,902
NOTES PAYABLE, less current portion                                                             -                  80,000
OPTION AGREEMENT PAYABLE, less current portion                                                 37,500               -
DEFERRED RENT, less current portion                                                           277,134             323,412
                                                                                       --------------      --------------
              Total Liabilities                                                             3,934,100           3,822,187
                                                                                       --------------      --------------
STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 100,000,000 shares authorized and
       26,027,082 shares issued in 1997, and $0.01 par value, 50,000,000 shares authorized and 23,557,082
       shares issued in 1996                                                                   26,027             146,731
     Preferred stock, $0.001 par value, 15,000,000
       shares authorized and none issued in 1997                                               -                    -
     Additional paid-in-capital                                                             6,197,661           5,207,506
     Accumulated deficit                                                                     (891,115)           (611,021)
     Stock subscriptions receivable less
       allowance for doubtful accounts
       of $438,075 in 1997 and 1996                                                             -                    -
     Treasury stock 529,000 shares in 1997 and 1996
       at cost                                                                                  -                    -
                                                                                       --------------      --------------
              Total Stockholders' Equity                                                    5,332,573           4,743,216
                                                                                       --------------      --------------
              Total Liabilities and Stockholders' Equity                               $    9,266,673      $    8,565,403
                                                                                       ==============      ==============





                      See notes to financial statements.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                 Year Ended
                                                                                 December 31,
                                                                     ---------------------------------
                                                                           1997              1996
                                                                     --------------      -------------
NET REVENUE                                                          $    2,741,392      $   6,863,359

DIRECT PROJECT COSTS
     Amortization of program costs                                          681,670              -
     Other direct project costs                                           1,381,833          3,747,711
                                                                     --------------      -------------
             Total Direct Project Costs                                   2,063,503          3,747,711
                                                                     --------------      -------------

GROSS PROFIT                                                                677,889          3,115,648
                                                                     --------------      -------------
EXPENSES
     Amortization of program costs relating to joint venture                291,427            323,882
     Salaries and benefits                                                1,513,578          1,843,403
     General and administrative                                           1,453,777          1,648,097
     Amortization of goodwill                                                77,164            121,676
     Interest                                                                -                  20,045
                                                                     --------------      -------------
              Total Expenses                                              3,335,946          3,957,103
                                                                     --------------      -------------
OPERATING LOSS                                                           (2,658,057)          (841,455)

GAIN ON SALE OF ASSETS                                                    3,512,836              -
                                                                     --------------      -------------
INCOME (LOSS) BEFORE EQUITY IN INCOME OF JOINT VENTURES
     AND INCOME TAXES                                                       854,779           (841,455)

EQUITY IN INCOME OF JOINT VENTURES                                          317,721          1,272,200
                                                                     --------------      -------------
INCOME BEFORE INCOME TAXES                                                1,172,500            430,745

INCOME TAX EXPENSE                                                        1,452,594            194,790
                                                                     --------------      -------------
NET INCOME (LOSS)                                                    $     (280,094)     $     235,955
                                                                     --------------      -------------
BASIC EARNINGS (LOSS) PER SHARE                                      $        (0.01)     $        0.02
                                                                     ==============      =============
DILUTED EARNINGS (LOSS) PER SHARE                                    $        (0.01)     $        0.02
                                                                     ==============      =============




                      See notes to financial statements.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                           Additional
                                             Shares         Common          Paid-in          Accumulated
                                             Issued          Stock          Capital            Deficit                Total
                                             ------          -----          -------            -------                -----


Balance-January 1, 1996                     6,247,868    $         12           375,988          (846,976)           (470,976)

Reacquisition of shares in
  legal settlement                           (562,180)            -               -                 -                   -

Issuance of shares for
  acquisition of Kaleidoscope
  Group                                     3,814,312          38,143         2,861,857             -               2,900,000

KMG recapitalization                       14,057,082         108,576         1,721,661             -               1,830,237

Issuance of warrants (Note 3)                   -               -               248,000             -                 248,000

Net income                                      -               -                 -               235,955             235,955
                                           ----------    ------------   ---------------     -------------     ---------------

Balance-December 31, 1996 (restated)       23,557,082         146,731         5,207,506          (611,021)          4,743,216

Issuance of shares                          2,470,000          24,700           560,300             -                 585,000

Issuance of warrants (Note 14)                  -               -               284,451             -                 284,451

Adjustment of par value upon
  reincorporation of KMG                        -            (145,404)          145,404             -                   -

Net loss                                        -               -                 -              (280,094)           (280,094)
                                           ----------    ------------   ---------------     -------------     ---------------
BalanceDecember 31, 1997                   26,027,082    $     26,027   $     6,197,661     $    (891,115)    $     5,332,573
                                           ==========    ============   ===============     =============     ===============

529,000 shares of treasury stock were recognized in the KMG recapitalization without a cost assigned. 500,000 of these shares represent shares issued to SeaGull Entertainment prior to the recapitalization which are accounted for as treasury stock in the consolidated financial statements.

                      See notes to financial statements.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               Year Ended
                                                                                               December 31,
                                                                                        ----------------------------
                                                                                           1997              1996
                                                                                        ---------         ----------
                                                                                                           Restated
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                $    (280,094)      $    235,955
     Adjustment to reconcile net income (loss)
       to net cash used in operating activities:
       Amortization and depreciation                                                      1,098,749            492,425
       Equity in income of joint venture                                                   (317,721)        (1,272,200)
       Fee income from joint venture recorded as an increase
         in the investment                                                                 (186,300)             -
       Deferred income tax expense                                                          736,400             14,000
       Deferred rent                                                                        (43,653)           (27,214)
       Gain from sale of assets                                                          (3,512,836)             -
       Change in assets and liabilities, net of effects, in 1996, from purchase of KG:
           Accounts receivable                                                               60,664           (148,422)
           Expenditures billable to clients                                                 228,071            122,931
           Other current assets                                                              68,714            251,028
           Other assets                                                                      (3,000)            (4,952)
           Cash overdraft                                                                   194,148              -
           Accounts payable and accrued liabilities                                          12,368            128,411
           Payable to KG prior to acquisition                                                -                 201,939
           Income taxes payable                                                             672,575            150,195
           Deferred income and client advances                                              287,527           (801,754)
                                                                                          ---------         ----------
                   Net Cash Used in Operating Activities                                   (984,388)          (657,658)
                                                                                          ---------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Distributions from joint venture                                                       285,422            137,600
     Advances and loans to officers and shareholders                                        (49,218)           (41,428)
     Expenditures for program costs                                                      (4,907,329)        (1,247,069)
     Acquisition of property and equipment                                                  (17,547)           (31,577)
     Proceeds from sale of property and equipment                                            22,685              -
     Payment of expenses relating to the sale of assets                                    (101,049)             -
     Proceeds from sale of assets                                                         6,000,000              -
                                                                                          ---------         ----------
                    Net Cash Provided by (Used in) Investing Activities                   1,232,964         (1,182,474)
                                                                                          =========         ==========


                      See notes to financial statements.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                                                Year Ended
                                                                                                December 31,
                                                                                      --------------------------------
                                                                                          1997               1996
                                                                                      -------------       ------------
                                                                                                            Restated
CASH FLOWS FROM FINANCING ACTIVITIES
     Net cash acquired in stock purchase of Kaleidoscope Group                                -                248,210
     Proceeds of loans from BNN prior to recapitalization transaction                         -              1,336,018
     Payment of costs relating to BNN recapitalization transaction                            -                (93,781)
     Deferred offering costs                                                                (79,869)             -
     Repayments of loans payable - shareholders                                               -                (38,470)
     Proceeds from notes payable                                                            582,766            352,000
     Repayments of notes payable                                                         (1,488,925)          (175,811)
     Principal payments on capitalized lease obligations                                    (33,745)           (21,241)
     Issuance of common stock                                                               585,000              -
     Issuance of warrants                                                                   284,451            248,000
                                                                                      -------------       ------------
                   Net Cash Provided by (Used in) Financing Activities                     (150,322)         1,854,925
                                                                                      -------------       ------------
INCREASE IN CASH                                                                             98,254             14,793
CASH
     Beginning of year                                                                      154,006            139,213
                                                                                      -------------       ------------
     End of year                                                                      $     252,260       $    154,006
                                                                                      =============       ============

                      See notes to financial statements.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

              On October 22,1996 Kaleidoscope Media Group, Inc. ("KMG"), which changed its name from BNN Corporation in December 1997 (upon reincorporating as a Delaware corporation - it had been a Nevada corporation) and was a publicly traded corporation without significant operations, acquired all of the outstanding shares of HSPSMM, Inc. ("HSPS") which changed its name from Kaleidoscope Media Group, Inc. in November 1997. The transaction was effected by issuing additional KMG shares in an amount that resulted in the original HSPS shareholders receiving approximately 40.3% of the outstanding shares of BNN. The original HSPS shareholders owned additional shares of KMG from before the October 22, 1996 transaction. After the consummation of the transaction, they owned approximately 47% of the outstanding shares, and with the other 53% scattered, had effective control.

              For financial reporting purposes, the transaction was recorded as a recapitalization of HSPS. HSPS is the continuing, surviving, entity for accounting purposes, but adopted the capital structure of KMG which is the continuing entity for legal purposes. All references to shares of common stock have been restated to reflect the equivalent number of KMG shares.

              To clarify the corporate names discussed above, the parent company, formerly called BNN Corporation, has adopted the name of the former subsidiary, Kaleidoscope Media Group, Inc. which in turn changed its name to HSPSMM, Inc. All references in these financial statements to KMG refer to the "new" KMG; all references to HSPS refer to the "old" KMG.

              HSPS was formed in May of 1996, at which time it issued 5,685,688 common shares to acquire approximately 91% of the outstanding shares of SeaGull Entertainment, Inc. ("SeaGull") and 3,814,312 common shares to acquire 100%of the outstanding stock of the Kaleidoscope Group ("KG"), a marketing and consulting company engaged primarily in sports and event marketing. Since, as a result of the transaction, stockholders of SeaGull owned a majority of the common stock of HSPS, the acquisition of Seagull by HSPS was accounted for as a recapitalization of SeaGull. Accordingly, the historical financial statements are those of SeaGull. The acquisition of KG was accounted for as a purchase of KG by SeaGull. The shares issued to acquire KG were assigned a value of $2,900,000, based upon the fair value of KG's net assets. At the date of acquisition, KG had a stockholders' deficit of approximately $539,670, resulting in the recording of goodwill of $3,439,670. The goodwill is being amortized using the straight line method over a period of twenty years, and amounted to $121,676 for the year ended December 31, 1996. KG's results of operations are included in the consolidated financial statements from May 3, 1996. The following unaudited pro forma information presents a summary of consolidated results of operations as if the KG purchase had occurred at the beginning of 1995 with pro forma adjustments to give effect to amortization of goodwill, certain other adjustments and related income tax effects.
                                                                 1996

              Net revenues                                 $   8,632,183
              Net income                                         134,682
              Net income per share                                   .01

              The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the KG acquisition been consummated as of January 1, 1996, nor are they necessarily indicative of future operating results.

              Kaleidoscope Media Group, Inc. and subsidiaries (the "Company") operates three divisions:

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               DECEMBER 31, 1997

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

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

              The Sports Division (principally consisting of KG's business activities) is primarily engaged in sports and event marketing and consulting including event management, sponsor and event representation, event related sales promotions, event related media and publicity, advertising and sponsorship sales and specialty publishing. Most of the Company's projects in these areas are sports related. As more fully described in Note 4, a substantial portion of the sports division's properties and operations were sold during 1997.

              The Direct Marketing Division was initiated in January, 1997 and is engaged in the production of home shopping programming.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Principles of Consolidation

                      The consolidated financial statements include the
              accounts and transactions of KMG and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated. KMG's investment in its 50% owned joint venture is accounted for on the equity method. Accordingly, KMG's share of the earnings of the joint venture are included in the consolidated statement of operations.

              Program Cost Inventory

                      Program cost inventory is stated at the lower of
              amortized cost or estimated realizable value. Television production and participation costs are amortized based on the ratio of the current period's gross revenues to estimated total gross revenues from all sources (the "ultimate" revenue) on an individual production basis. Estimates of total gross revenues can, and usually do, change significantly due to the level of market acceptance of television products. In addition, because of uncertainties inherent in the process of estimating costs, estimates of the ultimate costs of episodic television programming can change significantly in the near term. Accordingly, the estimates of ultimate revenue and costs are reviewed periodically and are adjusted upward or downward as additional information is learned. Amortization expense is consequently adjusted. Such adjustments could have a material effect on results of operations in future periods.

                      In the case of episodic television programming, the
              Company considers each season to be a single product for the estimation of ultimate revenues and costs.

                      Interest is capitalized as part of program cost
              inventory when it is incurred during the same time period as the expenditures for the program costs. During the year ended December 31, 1997, $651,198 of interest cost was capitalized as part of program cost inventory.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               DECEMBER 31, 1997

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Revenue Recognition

                      Revenue from the licensing or distribution of a
              television program is recognized when the licensee of the program has the legal right to exhibit or broadcast the program and the program is deliverable to the licensee.

                      Revenue from the barter syndication of television
              programming (the sale of television programming in exchange for advertising time) is recognized when the program has been licensed, the licensee has the legal right to broadcast the program, the program is deliverable to the licensee, noncancelable contracts have been signed with both the station and the purchaser of the advertising time and appropriate allowances can be estimated for rating shortfalls ("make goods"). The estimation process has inherent uncertainties. Accordingly, management's estimate of the allowance for rating shortfalls may change in the near term. Such changes could have a material effect on results of operations in future periods.

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

              Depreciation

                       Property and equipment are stated at cost and are
              depreciated on straight-line and accelerated methods over the estimated useful lives indicated in Note 10. Leasehold improvements are amortized over the term of the lease.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               DECEMBER 31, 1997

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Goodwill

                      The excess of the acquisition price of KG over the net
              value of specifically identified assets and liabilities at the acquisition date was recognized as goodwill. At the date of the sale of assets to IPG (see Note 4) the goodwill was allocated between the properties sold and the properties retained. The goodwill is being amortized on a straight-line basis over twenty years. The Company reviews the recoverability of goodwill on an annual basis primarily on an analysis of undiscounted projected cash flows from the related operations.

              Cash Overdrafts

                      KMG and the various subsidiaries maintain most of their
              cash balances in the same bank but in separate accounts owned by the different corporations. The Company's practice has generally been to view the group of accounts at the same bank as one balance and to move funds from one account to another, with the bank's cooperation, as funds are needed to pay checks as presented. Because there is no legal right of offset of one subsidiary's positive balance with another's overdraft balance, generally accepted accounting principles require that the overdraft balances be shown separately as a liability.

              Incentive Stock Option Plan

                      Stock-based compensation is recognized using the
              intrinsic value method under which compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the exercise price. For disclosure purposes, pro-forma net income and earnings per share are provided as if the fair value method had been applied.

              Use of Estimates

                      The preparation of financial statements in conformity
              with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the years then ended. Actual results could differ from those estimates.

              Earnings (Loss) Per Common Share

                      Basic earnings (loss) per common share is based upon the
              weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share includes the effects of potential dilution that would occur if securities (such as warrants) or other contracts (such as options) to issue common stock were exercised or converted into common stock. Such instruments that are convertible into common stock are excluded from the computation in periods in which they have an anti-dilutive effect.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               DECEMBER 31, 1997

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                      Inclusion of the contingent shares potentially issuable
              as a result of the KMG transaction (see Note 6) would have an anti-dilutive effect on earnings (loss) per share. As a result it was not used in the earnings per share calculation.

              Income Taxes

                      Income tax expense (benefit) consists of income taxes
              currently due or refundable arising from the period's operations as adjusted by the deferred tax expense (benefit). The deferred tax expense (benefit) arises from those changes in the Company's deferred tax assets and liabilities relating to operations. Deferred tax assets and liabilities result from temporary differences between the amounts of assets and liabilities recorded on the financial statements and the amounts recorded for income tax purposes. Deferred tax assets also result from certain income tax attributes existing at the balance sheet date that can provide future income tax benefits including net operating loss carryforwards which can be used to offset future taxable income. The deferred tax assets and liabilities are calculated based on the currently enacted tax rates that apply to the periods that the temporary differences are expected to reverse or the tax attributes are expected to be utilized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is likely that some portion or all of the deferred tax assets will not be realized.

                      SeaGull, with the consent of its shareholders, had
              elected under Section 1362 of the Internal Revenue Code and certain applicable state statutes, not to be taxed as a corporation, but rather to have the shareholders report their share of the corporation's earnings on their individual tax returns. Certain limited state and local income taxes applied. For this reason no federal and only limited state and local income taxes were provided in the financial statements through May 2, 1996. The election terminated on May 3, 1996, when SeaGull became a subsidiary of HSPS.

                      Beginning May 3, 1996, the Company has filed
              consolidated federal income tax returns including all the subsidiaries (i.e., they are taxed as if they were one company). KMG and each of the subsidiaries files separate state and local income tax returns in the jurisdictions where they are subject to tax. Accordingly, when one subsidiary has taxable income, the tax losses of another subsidiary cannot be used to offset that subsidiary's taxable income for state or local purposes. State and local taxes must be paid even though the consolidated entity has a loss.


3.    PRIOR PERIOD ADJUSTMENT

              As described in Note 14, in November 1996, warrants were issued in conjunction with the issuance of notes in exchange for cash. Proper accounting for the transaction is to allocate the proceeds received between the note payable and the warrants. The 1996 financial statements as originally reported, effectively allocated the entire $600,000 proceeds to the notes. The 1996 financial statements have been restated to reflect $248,000 of the proceeds as the portion allocated to the warrants. The result of this restatement is that additional paid-in-capital and stockholders' equity at December 31, 1996 have been increased by $248,000 with a corresponding decrease in notes payable and current liabilities. The statement of cash flows for the year ended December 31, 1996 has also been restated to reflect this change. There was no material effect on the statement of operations for the year ended December 31, 1996 so that statement has not been restated.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               DECEMBER 31, 1997


4.    SALE OF ASSETS

              In May, 1997 the Company consummated an agreement, effective April 1, 1997, with the Interpublic Group of Companies ("IPG") for the formation of a new venture, Kaleidoscope Sports & Entertainment LLC ("KS&E"). Pursuant to the agreement, the Company formed KS&E as a wholly-owned subsidiary, contributed a substantial portion of its sports properties and operations to KS&E and then sold a 51% interest in KS&E to IPG. IPG also acquired an option to buy the remaining 49% interest. IPG paid $2,400,000 and assumed an obligation to make certain contingent payments to the Company if income targets were met by KS&E during the ensuing three years.

              In August, 1997 IPG exercised its option to buy the remaining
      49% of KS&E and also obtain a release of its obligation to make contingent payments pursuant to the original transaction. In the August transaction, IPG paid an additional $3,600,000 making the total purchase price for KS&E $6,000,000. The Company's carrying value of the assets sold was $2,386,115 consisting principally of goodwill. The Company also incurred $101,049 of expenses directly relating to the sale, resulting in a net gain of $3,512,836.

              After the sale to IPG, the Company retained several of its sports related properties and intends to become involved in additional sports projects, possibly in conjunction with KS&E.


5.    MAJOR CUSTOMERS

              During the years ended December 31, 1997 and 1996, approximately 21% and 45% of the Company's revenue was derived from services provided to one U.S. automobile company. Accounts receivable from this client amounted to $274,123 at December 31, 1996. Revenue derived from one U.S. sports association amounted to approximately 10% of the Company's revenue in the year ended December 31, 1996. Accounts receivable from this client amounted to $133,200 at December 31, 1996. The revenue from these two customers was earned in the sports division operations acquired in the KG transaction on May 3, 1996. The contracts and relationships with these customers were part of the assets contributed to the KS&E joint venture (Note 4) which was eventually sold.


6.    KMG TRANSACTION/RECAPITALIZATION

              As described in Note 1, KMG acquired HSPS on October 22, 1996, in a transaction recorded as a recapitalization of HSPS. The transaction was recorded as an issuance of 13,528,082 shares (14,057,082, less 529,000 treasury shares) in exchange for the cancellation of a $1,336,018 payable to KMG, that had resulted from cash previously advanced, and a $588,000 deferred tax asset. The amount recorded as the capital contribution was reduced by $93,781 of related costs. In September, 1997 an additional 130,000 shares were issued to settle the claims of certain individuals who claimed to have rights to shares of KMG arising from transactions with KMG prior to its legal acquisition of HSPS. Because this was a contingency existing at the time of the transaction, no accounting loss was recorded upon the issuance of the shares.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               DECEMBER 31, 1997


6.    KMG TRANSACTION/RECAPITALIZATION (Continued)

              As part of the acquisition of HSPS, KMG agreed to a "Market Value Adjustment" under which HSPS will grant additional shares to the former HSPS shareholders to the extent that the original 9,500,000 shares are worth less than $50,000,000 on the sixteenth (16th) business day following the filing of the Company's Form 10K for 1997. The number of additional shares will be the number whose aggregate market value equals the difference between $50,000,000 and the aggregate market value of the original 9,500,000 shares. The adjustment will only apply if certain income targets are met for 1997. There is provision for partial application of the adjustment at reduced income levels.


7.    PROGRAM COST INVENTORY

      Program cost inventory consisted of the following:

                                                           December 31,
                                                      1997            1996
                                                  --------------   -----------
      Released, less accumulated amortization     $    1,730,942   $   508,179

      In-process                                       3,433,925       415,007
                                                  --------------   -----------
                                                       5,164,867       923,186
      Less:  Current portion                          (2,876,975)     (355,725)
                                                  --------------   -----------
      Noncurrent portion                          $    2,287,892   $   567,461
                                                  ==============   ===========


8.    BY-THE-WAY AGREEMENT

              Included in program cost inventory at December 31, 1997 is $412,500 consisting of $225,000 of payments made to, and $187,500 of additional obligations incurred to, By-The-Way Corporation ("BTW"), a corporation wholly owned by Ray Volpe, a director of the Company and owner of approximately 12% of the Company's outstanding common stock at December 31, 1997. These advances were made pursuant to a contract between the Company and BTW, dated April 1, 1997, whereby the Company will advance $12,500 per month for the period April 1, 1997 through March 31, 1999 and will also apply $112,500 of loans made prior to April 1, 1997. These payments give the Company, in perpetuity, the right to acquire, and a right of first refusal with respect to, all entertainment properties licensed or owned by BTW during the ten years ending March 31, 2007. If the Company should acquire a property, it can apply the advances made against any amounts due. The Company has recorded these advances as an asset because management has estimated that it is probable that the advances made as of December 31, 1997 will be used to acquire some of the properties and the value of the properties so acquired will equal or exceed the carrying amount. Due to the inherent uncertainty as to whether the advances will be used to acquire properties of sufficient value, it is at least reasonably possible that this estimate will change in the near term and that some or all of the advances will be written-off and charged as a reduction of income.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               DECEMBER 31, 1997

9.    LOANS AND ADVANCES RECEIVABLE - OFFICERS AND SHAREHOLDERS

              These loans and advances to officers and shareholders do not bear interest and have no definite due date.

10.   PROPERTY AND EQUIPMENT

              Property and equipment consisted of the following:

                                                                                                         Estimated Useful
                                                              December 31,          Life in Years
                                                              ------------          -------------
                                                          1997           1996

                   Automobile                         $   51,543    $   51,543            5
                   Furniture and fixtures                 58,299        51,471            7
                   Computers and office equipment         78,339       100,138
                                                      ----------    ----------            5
                                                         188,181       203,152
                   Less:  accumulated depreciation      (105,399)      (66,744)
                                                      ----------    ----------

                                                      $   82,782    $  136,408
                                                      ==========    ==========

              Depreciation expense was $48,488 and $46,866 for the years ended December 31, 1997 and 1996, respectively.


11.   INVESTMENT IN JOINT VENTURES

      Keller-Siegel Entertainment LLC

              The Company has a 50% ownership interest in Keller-Siegel Entertainment LLC ("KSE"). KSE produces Tarzan: The Epic Adventures, an hour long action adventure television series that first aired in September, 1996. Revenue is derived from both domestic and foreign sources. Significant domestic revenue is derived from barter syndication. Summarized financial information of KSE as of December 31, and the years then ended are as follows:

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               DECEMBER 31, 1997


11.   INVESTMENT IN JOINT VENTURES (Continued)

                                                        December 31,
                                             ------------------------------
                                                 1997              1996
                                             -----------      -------------
      Assets                                 $ 5,770,000      $  11,762,000
      Liabilities                             (3,017,000)        (9,493,000)
                                             -----------      -------------
      Members capital                        $ 2,753,000      $   2,269,000
                                             ===========      =============

      Revenue                                $ 5,570,000      $   8,303,000

      Net income                             $   136,000      $   2,544,000

      Company's equity in net income         $    68,000      $   1,272,000

              The Company is the domestic distributor of Tarzan: The Epic Adventures. During the years ended December 31, 1997 and 1996, the Company earned $40,000 and $130,000, respectively, of distribution fees (relating to $800,000 and $2,600,000 of KSE advertising revenues) and $186,300 and $210,000 of executive producer fees from KSE which are included in revenue in the statement of operations.

              The determination of the revenue of KSE for 1996 involves an estimate by management of allowances for ratings shortfalls for noncancelable advertising contracts in force at year end for barter syndication as described under the revenue recognition policy described in Note 2. Determination of KSE's net income involves the amortization of program cost inventory in the same manner as described in Note 2. The estimation process has inherent uncertainties. Accordingly, management's estimates of total gross revenues, ultimate costs and the allowance for rating shortfalls may change. Such changes could have a material effect on results of operations in future periods.

               Both the Company and the other 50% owner of KSE provide production, marketing and administrative services to KSE, the cost of which exceeds the reimbursements received from KSE. Certain of these production and marketing costs related to Tarzan: The Epic Adventures have been capitalized by the Company as program cost inventory. The amortization of this program cost inventory, as well as the KSE share of administrative and noncapitalizable marketing costs are recognized as expenses in the statement of operations.

              The production costs for the two part premiere episode along with certain pre-release marketing costs were funded by STI Entertainment ("STI") under an agreement by which STI was to fund the production costs for the entire season's episodes in exchange for significant gross profit participation. STI refused to supply the funding for the remaining episodes. As a result, KSE incurred significant costs in arranging for alternate financing. During 1997, STI asserted a claim for an accounting contending that they were due monies for the premiere episode. Management vigorously contests this claim, contending that STI materially breached its contract with KSE, which material breach excused any further performance of KSE thereunder, and also contending that KSE has been damaged in an

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               DECEMBER 31, 1997


11.   INVESTMENT IN JOINT VENTURES (Continued)

      amount exceeding $2,800,000. A complaint has been filed by KSE against STI and others seeking damages for breach of contract and to declare that KSE is excused from all future performance under the contract. Management and STI are now engaged in settlement discussions. Despite management's belief that it has a strong case for the damages claim against STI and against STI's claim for profit participation, due to the uncertainties inherent in litigation, it is at least reasonably possible that a material liability could result, although the amount cannot be estimated.


      Kaleidoscope Sports & Entertainment LLC

              From the April 1, 1997 effective date of the sale to IPG (consummated in May of 1997) through the sale of the remaining interest in August of 1997, the Company held a 49% interest in KS&E. Its equity share of the net income of KS&E for that period was $249,621. During this period the expenses reported by the Company for salaries and benefits and for general and administrative were net of reimbursements by KS&E amounting to $372,441 and $44,000, respectively.

12.   CAPITALIZED LEASE OBLIGATION

              The Company was obligated under a capitalized lease requiring payments of $2,919 per month, including interest at 7.2%, through January 1998. The final payment under this lease was made in December 1997.


13.   NOTES PAYABLE

                                                                                              December 31,
                                                                                  ------------------------------------

                                                                                       1997                  1996
                                                                                  --------------        --------------
              Note payable arising from the settlement of
                certain disputes relating to a $500,000 loan
                described below. Payable in monthly installments
                of $30,000 without interest.                                       $         -          $      139,220

              Note payable arising from the settlement of certain disputes relating to a $500,000 loan described below. The note was
                repaid in 1997 with interest at a bank's prime rate. The note was secured by certain of the Company's receivables plus
                shares representing a 4.5% interest in the
                Company's SeaGull Subsidiary.                                                -                 200,000

              Note payable to an entity controlled by the Company's Chairman and Co-CEO. The principal balance was due August 31, 1996.
                Interest had been accrued at 3% above a bank's prime rate. The effective rate on this note was 11.5% at December 31, 1996.
                The note was secured by the accounts receivable from, and
                contracts with, the
                Company's automobile corporation client.                                     -                 200,000

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               DECEMBER 31, 1997


13.   NOTES PAYABLE (Continued)

                                                                                              December 31,
                                                                                  ------------------------------------

                                                                                       1997                  1996
                                                                                  --------------        --------------
              Note payable to a bank in monthly installments of $1,422,
                including interest at 8.89% per annum, through November 1997.
                The loan is secured by the Company's automobile and is
                guaranteed by
                the Company's Chairman (who is a shareholder).                               -                  14,969

              Note payable to the former parent of KG (See Note 16).                        40,000              40,000

              Notes payable to clients of Millport, Ltd. (See Note 14).
                Due on demand in the face amount of $600,000 with interest at 8% per annum.  These notes were discounted from face
                to reflect warrants issued to the holders
                                                                                             -                 352,000

                                                                                            40,000             946,189

              Less: current portion                                                        (40,000)           (866,189)
                                                                                           -------            --------

                                                                                      $         -       $       80,000
                                                                                      ===========       ==============

14.   MILLPORT TRANSACTIONS

              In November, 1996 and during the first quarter of 1997 the Company issued notes (with face amounts of $600,000 and $412,217, respectively) payable on demand, bearing interest at 8% per annum, to foreign clients of Millport Ltd. (the "Millport Clients"), a Bahamian domiciled investment advisor. As additional consideration for granting the loans to the Company, the Millport Clients were given two year warrants to purchase an aggregate of 4,048,866 shares of Common Stock at $.25 per share. Pursuant to generally accepted accounting principles, the proceeds received from the Millport Clients, which equalled the principal amounts on the notes, were allocated between the warrants and the notes based on their relative estimated fair values.

              Of the $600,000 received in 1996, $248,000 was deemed to be the proceeds of issuing the warrants and $352,000 the proceeds of the notes. Of the $412,217 received in the first quarter of 1997, $284,451 was deemed to be the proceeds of the warrants and $127,766 the proceeds of the notes. The implied discount on the notes payable was amortized as a cost over the period from the receipt of the proceeds to the repayment of the notes. Substantially all of the notes were repaid at face value by May of 1997 when the Company had available funds.

              Millport Clients also have purchased a total of 4,732,220 shares of Common Stock from the Company. In addition, some of the Millport Clients have purchased shares of Common Stock in the open market. Martin Miller, a director of the Company is a director of corporate finance of Millport Ltd. Mr. Miller represents that the Millport Clients are not affiliates of Mr. Miller or Millport Ltd.

                        KALEIDOSCOPE MEDIA GROUP, INC.


15.   COMMITMENTS

              The Company leases the space for its principal office in New York, NY under an agreement expiring in June 2002. The Company is also obligated under operating lease agreements for certain office equipment. The Company is also the lessee of office space, located in Los Angeles, California, under a lease also expiring in June 2002 and is the lessee of office space, located in Miami, Florida, under a lease expiring December 1999. The office leases provide for future escalation based on certain cost increases.

              As of December 31, 1997, the total commitments for future rentals were as follows:

                          1998                             $   716,136
                          1999                                 668,228
                          2000                                 605,203
                          2001                                 613,378
                          2002                                 466,845
                                                           -----------
                                                           $ 3,069,824
                                                           ===========

              Rent expense was $551,042 and $343,889 for the years ended December 31, 1997 and 1996 respectively. This was partially offset by sublease income of $434,844 and $196,715, respectively.

              The Company entered into employment agreements as of January 1, 1997 with Henry Siegel, Chief Executive Officer of the Company, and Paul Siegel, President of the Company. Each agreement has a three-year term which renews for an additional year on each anniversary of the agreement, and provides for an annual base compensation of $350,000, with annual increases subsequent to the three year term in an amount to be determined by the Board of Directors. In addition, Henry Siegel and Paul Siegel are each entitled to such bonuses as may be awarded by the Board of Directors in its discretion. Each agreement also provides for the payment of benefits, including an automobile allowance. In the event of the death or total disability of either executive, the Company has agreed to pay his estate or the executive the unpaid portion of his annual base compensation, but in no event less than six months base compensation. The agreement also contains a non-competition provision covering the term of the agreement plus two years following termination or expiration of the agreement.


16.   CONTINGENCIES

              On June 21, 1996, a suit was filed against two of the Company's subsidiaries and other unrelated parties in the amount of $21,000,000 alleging that they are successors to the alleged liability for a default judgement entered against a former affiliate of the subsidiaries in April, 1995 for an alleged action taking place in 1988. The subsidiaries have vigorously defended themselves in this litigation. Management believes that the claim against the former affiliate lacks merit and that, in any case, its subsidiaries have no responsibility for the debts of the former affiliate. Furthermore, management believes that if any judgement were to be entered against the subsidiaries it would be able to obtain indemnification from the prior owner of the former affiliate's business, a major advertising agency. In a recent decision, the court dismissed plaintiff's claim against the subsidiaries and at the same time found that the advertising agency may be liable to the plaintiff pursuant to aforesaid indemnity agreement. The plaintiff and the advertising agency have submitted arguments to reargue and the Company believes they intend to appeal in any event. While management believes, based on the foregoing, that the litigation will not have a material effect on the Company's financial position, it is at least reasonably possible that a material liability could result, although the amount cannot be estimated.

              At the time of the May, 1996 acquisition of KG (see Note 1), KG had a note payable (jointly and severally with a former affiliate that is now insolvent) to a former parent company in the amount of $225,000. KG was contesting its liability under this note because of various claims against the former parent. In accounting for the acquisition, the Company valued the liability at $40,000 based on a signed settlement agreement with the former parent's bankruptcy trustee. Subsequent to the issuance of the 1996 financial statements, the settlement was rejected by the creditors of the former parent. No efforts

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                              DECEMBER 31, 1997


16.   CONTINGENCIES (Continued)

      have been made by the former parent's bankruptcy estate to collect this debt, the Company still intends to assert its counterclaims if the matter is litigated. No adjustment has been made to the original $40,000 valuation assigned to the debt. It is, however, at least reasonably possible that the Company would be required to pay the full $225,000, resulting in a loss of $185,000.

              In December, 1997, the Company filed an action seeking damages for breach of contract and fraudulent inducement of contract, among other claims, arising out of a venture that the Company entered into, with the defendants in the action to promote a Latin American boxing tournament. The Company seeks damages of at least $500,000 plus punitive damages in the action. Two of the defendants have answered the complaint, asserting various affirmative defenses and two counterclaims seeking damages of not less than $250,000. A third defendant has not yet responded to the complaint. It is not possible to make an assessment of the probable outcome of this litigation but it is at least reasonably possible that a material gain or loss could result.

              Certain former independent contractors, related to each other, who performed services for the Company, have expressed a belief that they have valid claims against the Company amounting to up to $500,000. It is not known whether these former independent contractors will press their claims. If they do, management intends to contest each case vigorously and to file substantial counterclaims.

              Other contingencies include an action for an alleged unpaid bonus of $25,000 and claims for approximately $89,000 arising from a sporting event managed by KG in early 1996. Management believes that the claims are not valid and no liabilities have been recorded for these amounts as management believes that no loss is probable. It is, however, reasonably possible that the Company will have to pay these claims.


17.   INCOME TAXES

              The provision for income taxes for the year ended December 31, 1997 consists of the following components:

                                                                       Year Ended December 31,
                                                                  -----------------------------
                                                                      1997                1996
                                                                  -----------       -----------
                      Current
                        Federal                                   $     -           $     -
                        State                                         716,194           180,790
                                                                      716,194           180,790
                      Deferred
                        Federal                                       931,800           303,000
                        State                                        (195,400)           13,000
                                                                      736,400           316,000
                        Benefit of change from "S"
                          to "C" Corporation                            -              (302,000)
                                                                  -----------       -----------
                                                                      736,400            14,000
                                                                  -----------       -----------
                                                                  $ 1,452,594       $   194,790
                                                                  ===========       ===========


                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               DECEMBER 31, 1997


17.   INCOME TAXES (Continued)

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

              The reconciliations between the actual and expected federal tax are as follows:

                                                                                              Year Ended December 31,
                                                                                              1997                1996
                                                                                       --------------      --------------
              Federal corporate tax rate of 34% applied to pretax
                income                                                                 $      398,650      $      146,453
              State and local income taxes, net of federal benefit                            343,724             127,901
              Effect of non-deductible goodwill amortization                                   26,180              41,370
              Effect of other nondeductible expenses                                           19,389              28,612
              Effect of excess of carrying amount of goodwill sold
                over the tax basis                                                            811,335               -

              Effect of change in previous year's income tax estimates                       (146,684)              -

              S Corp. deductions prior to May 3, 1996, for which
                the Company received no federal benefit.                                        -                 152,454
              Federal benefit of change from
                S to C corporation.                                                             -                (302,000)
                                                                                       --------------      --------------
                                                                                       $    1,452,594      $      194,790
                                                                                       ==============      ==============


                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               DECEMBER 31, 1997

17.   INCOME TAXES (Continued)

              Deferred income taxes as reported on the balance sheet consists of:

                                                                                                      December 31,
                                                                                            -----------------------------
                                                                                                  1997            1996
                                                                                            -------------    ------------
                      Deferred tax assets                                                   $     818,600    $  1,447,000
                      Deferred tax liabilities                                                   (154,900)        (88,000)
                      Valuation allowance                                                         (41,100)          -
                                                                                            -------------    ------------
                                                                                            $     622,600    $  1,359,000
                                                                                            =============   =============

              Deferred tax asset balances arise principally because of the following:
                                                                                                       Year Ended
                                                                                                      December 31,
                                                                                            -----------------------------
                                                                                                  1997            1996
                                                                                            -------------    ------------
                      Net operating loss carryforwards                                      $     491,100   $     905,000
                      Start-up costs capitalized for income
                        tax purposes but not on the financial
                        statements                                                                116,300         226,000
                      Deferred rent                                                                99,200         155,000
                      Liability assumed in KG acquisition, not yet
                        recognized as an expense for tax purposes                                   -              34,000
                      Expenses accrued by subsidiary that is
                        taxed on the cash basis                                                    65,000         127,000
                      Other                                                                         5,900           -
                                                                                            -------------    ------------
                                                                                            $     777,500   $   1,447,000
                                                                                            =============   =============

              Deferred tax liability balances arise principally because of the following:
                      Revenue earned but not received by the
                        subsidiary taxed on the cash basis                                  $     104,900   $      38,000
                      KG liabilities assumed in the acquisition,
                        recorded at fair values lower than
                        their tax basis.                                                           50,000          50,000
                                                                                            -------------    ------------
                                                                                            $     154,900   $      88,000
                                                                                            =============   =============
                                                                                            $     622,600   $   1,359,000
                                                                                            =============   =============

              As of December 31, 1997, the Company had net operating loss ("NOL") carryforwards of approximately $121,000 available to offset future federal taxable income; the carryforwards are not available for state income tax purposes. These carryforwards begin to expire in 2011.

              In addition, one of the Company's subsidiaries has approximately $175,000 of NOL carryforwards that can only be used to offset the future taxable income (for federal and certain state purposes) of the specific subsidiaries to which they pertain. These carryforwards are further limited by the operation of Section 382 of the Internal Revenue Code. The subsidiary only allowed to use a

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               DECEMBER 31, 1997

17.   INCOME TAXES (Continued)

      maximum of approximately $28,000 of these carryforwards each year. Additional portions of the carryforwards can, however, be used to offset certain gains on the disposition of assets. Certain of the Company's subsidiaries also have substantial NOL carryforwards available to offset state and local taxable income.

              As shown above, the company has recorded a deferred tax asset of $491,100 reflecting the benefit of the NOL carryforwards. Realization is dependent on generating sufficient taxable income prior to expiration of the NOL carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.


18.   CAPITAL STRUCTURE

              In addition to the Millport warrants described in Note 14, all of which were still outstanding at December 31, 1997 and the outstanding stock options described in Note 19, the Company issued 1,500,000 warrants to one of the Company's directors on March 6, 1997. Each warrant gave the holder the right to buy one share of common stock at $0.60 at any date through March 5, 1998. These warrants, were issued in conjunction with 500,000 shares of common stock sold to the director. The total price paid for the stock and warrants was $125,000. The warrants were still outstanding at December 31, 1997 but expired on March 5, 1998.


19.   STOCK OPTIONS

              In December, 1997 the shareholders authorized the implementation of an Incentive Stock Option plan which granted employees 835,000 options. The options vest one-third each on January 2, 1997, 1998 and 1999. The 1997 options, although vesting retroactively to January, 1997 were not effective until the shareholder approval. Each option entitles the holder to purchase one share of Common Stock at $.62. Each option can be exercised at any time over a five year period.

              There were no stock options during 1996. Stock option activity during 1997 was as follows:



      Balance at
      December 31, 1996                    -
        Granted                          835,000
        Exercised                          -
        Forfeited                         (6,667)
        Expired                            -
                                         -------
      Balance at
      December 31, 1997                  828,333
                                         =======

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               DECEMBER 31, 1997

19.   STOCK OPTIONS (Continued)

              As described in Note 2, the Company accounted for the granting of stock options under the intrinsic value method and, accordingly, no compensation cost has been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options, the Company's net loss would have been increased to the pro forma amounts indicated below:

      Net loss:
        As reported                                    $    (280,094)
        Pro forma                                      $    (439,120)

      Net loss per share:
        As reported                                    $       (0.01)
        Pro forma                                      $       (0.02)


20.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

              The Company's financial instruments, and the related amounts recorded on the balance sheet, to which SFAS 107 would be applied include the following:
                                                           Carrying Amount
                                                           ---------------
                                                              Year Ended
                                                             December 31,
                                                             ------------
                                                          1997          1996
                                                      -----------   -----------
              Asset:
              Cash                                    $  252,260   $   154,006
              Notes receivable                              -             -
              Loans and advances receivableofficers
                and shareholders                          36,300       107,031

              Liabilities:
              Cash overdraft                             194,148         -
              Notes payable                               40,000     1,194,159

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               DECEMBER 31, 1997


20.   FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

              As a result of the difficulties presented in the valuation of the loans receivable and payable from the officers and shareholders because of their related party nature, estimating the fair value of these financial instruments is not considered practicable. The fair values of the cash, notes receivable, cash overdraft and notes payable do not differ materially from their carrying amounts.

              None of the above are derivative financial instruments and none are held for trading purposes.


21.   SUPPLEMENTAL STATEMENT OF CASH FLOWS DISCLOSURE

              Interest and Income Taxes Paid

              Cash payments for the following were:
                                                           December 31,
                                                ------------------------------
                                                     1997             1996
                                                -------------    -------------
                      Interest                  $       -        $      27,335
                                                =============    =============
                      Income Taxes              $      43,618    $      30,595
                                                =============    =============

              Non-Cash Financing Transactions

                      The following assets were contributed to and liabilities
              assumed by KS&E in connection with its formation and partial sale in May, 1997:

              Assets contributed to KS&E
                Accounts receivable                            $ 169,000
                Other current assets                              89,648

              Liabilities assumed by KS&E
                Accounts payable and accrued liabilities         169,000
                Deferred income and client advances               89,648

                      In addition to the assets and liabilities actually
              contributed to KS&E, goodwill amounting to $2,409,416 was allocated to the Company's investment in KS&E. Of this amount $23,301 was amortized as part of the Company's equity in the income of KS&E and remaining $2,386,115 represented the cost basis of the assets the sold.


                      As described in Note 8, $112,300 of advances to Ray
              Volpe were applied to program cost inventory in 1997. Also pursuant to the agreement, an additional $187,500 of capitalized program costs were incurred by recording the future amounts due under the By-the-Way agreement.

                      In connection with the Company's May, 1996 acquisition
              of KG, assets were acquired and liabilities assumed as follows:

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               DECEMBER 31, 1997


21.   SUPPLEMENTAL STATEMENT OF CASH FLOWS DISCLOSURE (Continued)

              Fair value of assets acquired
                Noncash current assets                         $  1,524,861
                Property and equipment                               98,693
                Other noncurrent assets                             813,552
                Goodwill                                          3,427,306
                                                                  5,864,412
                                                               ------------
              Less: liabilities assumed                          (3,414,561)
                                                               ------------
              Excess of noncash assets assumed over
                liabilities assumed                               2,449,851

              Elimination of Payable to KG                          201,939
              Net cash acquired                                     248,210
                                                               ------------
              Stock issued                                     $  2,900,000
                                                               ============

                      $12,364 of costs paid and capitalized in 1995 were
              transferred to goodwill as part of the cost of the KG acquisition.

                      As described in Note 6, on October 22, 1996, the company
              issued stock in exchange for the cancellation of a $1,336,018 loan payable and the receipt of a $588,000 deferred tax asset.


22.   SEGMENT INFORMATION

              As described in Note 1, the Company's operations have been classified into two segments, the Entertainment Division and the Sports Division. Summarized information by business segment for 1997 is as follows:

                                                                                 Direct
                                               Entertainment       Sports       Marketing        Other         Total
                                               -------------       ------       ---------        -----         -----

      Revenue                                 $      633,916  $    1,784,946  $      311,274  $     11,256   $   2,741,392
      Operating income (loss)                 $   (1,474,012) $     (619,684) $     (379,736) $   (184,625)  $  (2,658,057)
      Gain on sale of assets                           -           3,512,836           -             -           3,512,836
      Equity in income of joint ventures              68,100         249,621           -             -             317,721
                                              --------------  --------------  --------------  ------------   -------------
      Pretax income (loss)                    $   (1,405,912) $    3,142,773  $     (379,736) $   (184,625)  $   1,172,500
                                              ==============  ==============  ==============  ============   =============
      Total identifiable assets               $    3,549,415  $    2,403,919  $    1,142,320  $    171,919   $   7,267,573
                                              ==============  ==============  ==============  ============   =============
      Depreciation and amortization           $      339,955  $      438,523  $      296,798  $     23,473   $   1,098,749
                                              ==============  ==============  ==============  ============   =============
      Capital expenditures                    $    2,759,610  $    1,203,381  $    1,263,190  $      6,144   $   5,232,325
                                              ==============  ==============  ==============  ============   =============

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               DECEMBER 31, 1997


22.   SEGMENT INFORMATION (Continued)

              Summarized information by business segment for 1996 is as follows:

                                                                                              Interest
                                                    Entertainment           Sports            and Other         Total
                                                    -------------           ------            ---------         -----

      Revenue                                   $       677,343       $     5,959,429      $    226,587      $   6,863,359
      Operating income (loss)                   $    (1,605,476)      $       793,401      $    (29,380)     $    (841,455)
      Equity in income of joint ventures              1,272,200                 -                 -              1,272,200
                                                ---------------       ---------------      ------------      -------------
      Pretax income (loss)                      $      (333,276)      $       793,401      $    (29,380)     $     430,745
                                                ===============       ===============      ============      =============
      Total identifiable assets                 $     1,494,597       $     4,503,458      $    107,784      $   6,105,839
                                                ===============       ===============      ============      =============
      Depreciation and amortization             $       351,964       $       137,965      $      2,496      $     492,425
                                                ===============       ===============      ============      =============
      Capital expenditures                      $     1,300,849       $        38,620      $      9,688      $   1,349,157
                                                ===============       ===============      ============      =============



23.   SUBSEQUENT EVENTS

              During the first quarter of 1998, the Company issued 3,435,000 shares of common stock for $1,809,000, net of offering costs.


24.   PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

              The accompanying unaudited pro forma condensed statement of operations of Kaleidoscope Media Group, Inc. Corporation and subsidiaries for the year ended December 31, 1997 gives effect to the transfer of certain customer relationships and personnel to KS&E and the eventual sale of KS&E (see Notes 1 and 4) as if they had occurred on December 31, 1996.

              The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the KS&E transactions been consummated as of December 31, 1996, nor are they necessarily indicative of future operating results.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

           PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                         YEAR ENDED DECEMBER 31, 1997
                                  (UNAUDITED)


                                                          Actual           Adjustments       Pro Forma
                                                          ------           -----------       ---------

NET REVENUE                                           $   2,741,392 (3)      (1,582,939)  $   1,158,453
                                                      -------------                       -------------

DIRECT PROJECT COSTS
     Amortization of program costs                          681,670                             681,670
     Other direct project costs                           1,381,833 (3)        (765,526)        616,307
                                                      -------------                       -------------
             Total Direct Project Costs                   2,063,503                           1,297,977
                                                      -------------                       -------------

GROSS PROFIT                                                677,889                            (139,524)
                                                      -------------                       -------------
EXPENSES
     Amortization of program costs - relating
       to joint venture                                     291,421                             291,421
     Salaries and benefits                                1,513,578 (4)        (510,155)      1,003,423
     General and administrative                           1,453,777 (5)        (533,840)        919,937
     Amortization of goodwill                                77,164 (6)         (31,607)         45,557
                                                      -------------                       -------------
              Total Expenses                              3,335,946                           2,260,338
                                                      -------------                       -------------
OPERATING LOSS                                           (2,658,057)                         (2,399,868)

GAIN ON SALE OF ASSETS                                    3,512,836 (1)      (3,512,836)          -

INCOME (LOSS) BEFORE EQUITY IN INCOME OF
     JOINT VENTURE AND INCOME TAXES                         854,779                           (2,399,868)

EQUITY IN INCOME OF JOINT VENTURE                           317,721 (2)        (249,621)         68,100
                                                      -------------                       -------------
INCOME (LOSS) BEFORE INCOME TAXES                         1,172,500                          (2,331,768)

INCOME TAX EXPENSE (BENEFIT)                              1,452,594 (7)      (2,721,995)     (1,269,401)
                                                      -------------                       -------------
NET LOSS                                              $    (280,094)                      $  (1,062,367)
                                                      =============                       =============
BASIC LOSS PER COMMON SHARE                           $       (0.01)                      $       (0.04)
                                                      =============                       =============


  (1) Gain on sale of certain sports division assets
  (2) Equity in income of KS&E
  (3) Pre-transfer revenue and direct costs from customer relationships transferred to KS&E
  (4) Pre-transfer salaries and benefits for personnel transferred to KS&E
  (5) Allocation of pre-transfer overhead (not-including general corporate) allocated to assets and personnel transferred to KS&E
  (6) Pre-transfer amortization of goodwill allocated to assets and personnel transferred to KS&E
  (7) Income tax effect of the above

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 15th day of April, 1998.

                                    KALEIDOSCOPE MEDIA GROUP, INC.

                                    By:  /s/ Henry Siegel
                                         -----------------------------------
                                         Henry Siegel
                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



          Signatures                           Capacity                                     Date
------------------------------      --------------------------------------------     -----------------------

/s/ Henry Siegel
------------------------------      Chief Executive Officer, Director                April 15, 1998
         Henry Siegel                 (Principal Executive Officer)

/s/ Paul Siegel
------------------------------      President, Director                              April 15, 1998
         Paul Siegel

/s/ Irving Greenman
------------------------------      Chief Financial Officer (Principal Financial     April 15, 1998
         Irving Greenman               Officer and Principal Accounting Officer)


/s/ Ray Volpe
------------------------------      Director                                         April 15, 1998
         Ray Volpe

/s/ Martin Miller
------------------------------      Director                                         April 15, 1998
         Martin Miller

/s/ Jean Chalopin
------------------------------      Director
         Jean Chalopin

/s/ Martin Gloor
------------------------------      Director                                         April 15, 1998
         Martin Gloor

                                EXHIBITS INDEX


     2.01           Plan and Agreement of Reorganization, dated as of October 22, 1996, among the Company and the shareholders of HSPS (1)

     3.01           Certificate of Incorporation of the Company

     3.02           By-Laws of the Company

     4.01           Specimen Certificate representing the Common Stock, par value $.01 per share

    10.01*          1996 Stock Option Plan.(2)

    10.02*          Employment Agreement entered into between the Company and Henry Siegel

    10.03*          Employment Agreement entered into between the Company and Paul Siegel

    10.04          Lease dated June 5, 1992 by and between Kaleidoscope Holdings Inc. and Park Avenue
                       South/Amory, Inc.

    10.05          Lease dated May 31, 1995 by and between SeaGull Entertainment, Inc. and KGK Enterprises,
                       Inc. and the First Amendment thereto, dated June 13, 1996

    10.06          Joint Venture Agreement, dated as of October 1, 1995, between SeaGull Entertainment, Inc.
                       and Keller Entertainment Group, Inc.

    10.07          Amended and Restated Limited Liability Company Agreement, dated as of April 30, 1997, among the Company, Interpublic Group of Companies, Inc., 345 Park Avenue PAS Sports,
                       Inc. and People & Properties, Inc. (3)

    10.08          Agreement dated as of August 20, 1997, among, Interpublic Group of Companies, Inc., 345
                       PAS Sports, Inc., and People & Properties, Inc. (4)

    10.09          Vendor Agreement, dated December 18, 1996, between the Company and HSN Direct Int.
                       LTD. and addendum thereto, dated March 31, 1997


    10.10          Joint Venture Agreement, dated as of June 1995, between the Company and Sports Marketing,
                       Inc.

    10.11          Agreement dated as of April 1, 1997 between the Company and By-The-Way Corporation.

    21.01          Subsidiaries of the Company

    27.01          Financial Data Schedule

------------
*     Management contract or compensatory plan or arrangement.

(1) Such Exhibit was filed with the Company's Current Report, dated October 22, 1996, and is incorporated herein by reference

(2) Such Exhibit was filed with the Company's Proxy Statement for the Annual Meeting held on December 2, 1997 and is incorporated herein by reference.

(3) Such Exhibit was filed with the Company's Current Report, dated May 5, 1997, and is incorporated herein by reference.

(4) Such Exhibit was filed with the Company's Current Report, dated August 20, 1997, and is incorporated herein by reference.