Form 10QSB
period 1998-03-31
KALEIDOSCOPE MEDIA GROUP INC
filed 1998-05-15
CIK 848447

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

--------------------------------------------------------------------------------
                                  FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended First Quarter ended March 31, 1998
                                                   Commission File No. 0-17591

                        KALEIDOSCOPE MEDIA GROUP, INC.
             -----------------------------------------------------
             (Exact name of registrant as specific in its charter)

           Delaware                                       93-0957030
-------------------------------                 --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                             Number)


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

                                          Yes  X      No
                                             -----      -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. Yes     No
                                                    -----  -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1998: 30,032,082
     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                   ----    ----

                                     INDEX


                                                                                                             Page #
                                                                                                             ------

Part I Financial Information

         Item 1.  Financial Statements (unaudited).........................................................       1

         Consolidated Balance Sheet March 31, 1998 and March 31, 1997 .....................................     2-3

         Consolidated Statements of Income.................................................................       4

         Consolidated Statements of Stockholders' Equity (Deficit),
         Three months ended March 31, 1998 and March 31, 1997 .............................................       5

         Consolidated  Statements of Cash Flows three months ended
         March 31, 1998 and March 31, 1997 ................................................................       6

         Notes to Consolidated Financial Statements........................................................    7-15

         Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................................................   16-20


Part II Other Information

         Item 1.  Legal Proceedings........................................................................      20

         Item 2.  Changes in Securities....................................................................      20

         Item 6.  Exhibits and Reports on Form 8K..........................................................      20

         Signatures........................................................................................      22


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                    ASSETS

                                                                                 March 31,
                                                                           --------------------
                                                                          1998              1997
                                                                          ----              ----
                                                                                         (Restated)
CURRENT ASSETS
     Cash                                                          $      181,461      $      284,150
     Accounts receivable, less allowance for doubtful
        accounts of $116,539 and $-0- in 1998 and 1997                  1,213,122           1,214,297
     Expenditures billable to clients                                       -                 526,289
     Note receivable, less allowance for bad debt of
       $50,000 in 1998                                                      -                   -
     Loans receivable--officers and shareholders                            -                 126,098
     Program cost inventory - current portion,
        net of accumulated amortization                                 2,537,385             266,104
     Deferred income taxes                                                206,100             907,400
     Other current assets                                                  71,812             124,314
                                                                    -------------       -------------

              Total Current Assets                                      4,209,880           3,448,652

PROGRAM COST INVENTORY, less current portion,
     net of accumulated amortization                                    2,828,404             892,898

DISTRIBUTION RIGHTS (Note 5)                                                -                   -

LOANS AND ADVANCES RECEIVABLE
    --OFFICERS AND SHAREHOLDERS                                            36,300               -

PROPERTY AND EQUIPMENT, at cost, less accumulated
     depreciation                                                          79,579             136,602

INVESTMENT IN JOINT VENTURE                                             1,376,500           2,144,000

DEFERRED INCOME TAXES                                                     356,600             328,600

GOODWILL, net of accumulated amortization                                 820,025           3,274,998

OTHER ASSETS                                                               24,116              21,116
                                                                    -------------       -------------

                                                                    $   9,731,404       $  10,246,866
                                                                    =============       =============

                      See notes to financial statements.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Continued)

                                  (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              March 31,
                                                                       -------------------
                                                                     1998               1997
                                                                     ----               ----
                                                                                      (Restated)
CURRENT LIABILITIES
     Cash overdrafts                                            $      65,536      $      307,761
     Notes payable, current portion                                    40,000           1,381,690
     Accounts payable and accrued liabilities                         651,009           1,703,160
     Income taxes payable                                             923,057             197,459
     Capitalized lease obligation--current portion                       -                 25,528
     Option agreement payable--current portion                        150,000               -
     Deferred rent--current portion                                    36,834              39,704
     Deferred income and client advances                              232,333           1,046,924
                                                                -------------       -------------

                                                                    2,098,769           4,702,226

NOTES PAYABLE, less current portion                                      -                 50,000

DEFERRED RENT, less current portion                                   272,104             313,342
                                                                -------------       -------------

              Total Liabilities                                     2,370,873           5,065,568
                                                                -------------       -------------

CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 100,000,000
       shares authorized and 30,032,082 issued in
       1998, and $0.01 par value, 50,000,000
       authorized and 25,057,082 shares issued in
       1997                                                            30,332             161,731
     Preferred stock, $0.001 par value, 15,000,000
       shares authorized and none issued in 1998                         -                  -
     Additional paid-in-capital                                     8,028,632           5,429,506
     Accumulated deficit                                             (698,133)           (409,939)
     Stock subscriptions receivable less
       allowance for doubtful accounts
       of $438,075 in 1998 and 1997                                      -                  -
     Treasury stock 529,000 shares in 1998 and 1997
       at cost                                                           -                  -
                                                                -------------       -------------

              Total Stockholders' Equity                            7,360,531           5,181,298
                                                                -------------       -------------

              Total Liabilities and Stockholders' Equity        $   9,731,404       $  10,246,866
                                                                =============       =============

                      See notes to financial statements.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                                  (UNAUDITED)

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                              Three Months Ended
                                                                                    March 31,
                                                                            ----------------------
                                                                            1998              1997
                                                                            ----              ----
                                                                                           (Restated)
NET REVENUE                                                            $   1,027,634       $  1,216,581

DIRECT PROJECT COSTS
     Amortization of program costs                                           392,512              -
     Other direct project costs                                                6,696            321,131
                                                                       -------------       ------------

     Total Direct Project Costs                                              399,208            321,131
                                                                       -------------       ------------

GROSS PROFIT                                                                 628,426            895,450
                                                                       -------------       ------------

EXPENSES
     Amortization of program costs relating to joint venture                   -                218,312
     Salaries and benefits                                                   261,171            747,953
     General and administrative                                              294,384            342,596
     Amortization of goodwill                                                 11,389             42,996
                                                                       -------------       ------------

              Total Expenses                                                 566,944          1,351,857
                                                                       -------------       ------------

INCOME (LOSS) BEFORE GAIN ON REDUCTION IN LIABILITIES,
     EQUITY IN INCOME OF JOINT VENTURE AND INCOME TAXES                       61,482           (456,407)

GAIN ON REDUCTION IN LIABILITIES (Note 8)                                    282,965              -

EQUITY IN INCOME OF JOINT VENTURE                                              -                867,700
                                                                       -------------       ------------

INCOME BEFORE INCOME TAXES                                                   344,447            411,293

INCOME TAX EXPENSE                                                           151,465            193,200
                                                                       -------------       ------------
NET INCOME                                                             $     192,982       $    218,093
                                                                       =============       ============

NET EARNINGS PER COMMON SHARE
     Basic                                                             $        0.01       $       0.01
                                                                       =============       ============
     Diluted                                                           $        0.01       $       0.01
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

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                                                                          Additional
                                             Shares         Common          Paid-in          Accumulated
                                             Issued          Stock          Capital            Deficit              Total
                                             ------         ------        ----------         -----------            -----
Three Months Ended March 31, 1997 (Restated)

   Balance--January 1, 1997                23,557,082     $  146,731     $  5,207,506        $ (611,021)         $ 4,743,216

   Issuance of warrants                         -               -             284,451             -                  284,451

   Issuance of shares and related warrants
     for cash consideration                 1,940,000         19,400          465,600             -                  485,000

   Net income                                   -               -              -                218,093              218,093
                                           ----------     ----------     ------------        ----------          -----------

   Balance--March 31, 1997                 25,057,082     $  166,131     $  5,957,557        $ (392,928)         $ 5,730,760
                                           ==========     ==========     ============        ==========          ===========


Three Months Ended March 31, 1998

Balance--January 1, 1998                   26,027,082     $   26,027     $  6,197,661        $ (891,115)         $ 5,332,573

Issuance of shares and related warrants
   for cash consideration                   4,005,000          3,805        1,831,171             -                1,834,976

Net income                                      -               -                 -             192,982              192,982
                                           ----------     ----------     ------------        ----------          -----------

Balance--March 31, 1998                    30,032,082     $   30,032     $  8,028,632        $ (698,133)        $  7,360,531
                                           ==========     ==========     ============        ==========          ===========

                      See notes to financial statements.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                             -----------------------
                                                                                             1998               1997
                                                                                             ----               ----
                                                                                                             (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                       $     192,982       $    201,082
     Adjustment to reconcile net income to net
       cash provided by used in operating activities:
       Amortization and depreciation                                                        409,540            273,341
       Equity in income of joint venture                                                      -               (867,700)
       Executive producer's fee retained by joint venture                                     -               (141,700)
       Deferred income tax expense                                                           59,900            123,000
       Deferred rent                                                                        (10,601)           (10,146)
       Gain on reduction of liabilities                                                    (282,965)             -
       Change in assets and liabilities:
           Accounts receivable                                                             (466,441)          (237,952)
           Expenditures billable to clients                                                   -               (208,570)
           Other current assets                                                             (22,528)             -
           Other assets                                                                       -                 (6,316)
           Cash overdraft                                                                  (128,612)           307,761
           Accounts payable and accrued liabilities                                        (722,410)           (30,504)
           Income taxes payable                                                              83,561             30,538
           Deferred income and client advances                                             (464,700)           468,418
                                                                                       ------------        -----------

                   Net Cash Used in Operating Activities                                 (1,352,274)           (98,748)
                                                                                       ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Loans to officers and shareholders                                                       -                (19,067)
     Expenditures for program costs                                                        (593,434)          (454,128)
     Acquisition of property and equipment                                                   (2,436)           (12,227)
                                                                                       ------------        -----------

                    Net Cash Used in Investing Activities                                  (595,870)          (485,422)
                                                                                       ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of warrants                                                                     -                284,451
     Proceeds from notes payable                                                              -                 73,080
     Repayments of notes payable                                                            (37,500)          (120,000)
     Principal payments on capitalized lease obligations                                      -                 (8,217)
     Issuance of common stock and related warrants                                        1,914,845            485,000
                                                                                       ------------        -----------

                   Net Cash Provided by Financing Activities                              1,877,345            714,314
                                                                                       ------------        -----------

(DECREASE) INCREASE IN CASH                                                                 (70,799)           130,144

CASH
     Beginning of period                                                                    252,260            154,006
                                                                                       ------------        -----------

     End of period                                                                     $    181,461        $   284,150
                                                                                       ============        ===========

                      See notes to financial statements.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998

                                  (UNAUDITED)


1.    MAJOR CUSTOMERS

              During the three months ended March 31, 1998, $907,100 of the Company's revenue was derived from the release of new made-for-television movie "Merlin: The Magic Begins". Licensing, to two customers, of the rights for the movie in two European territories accounted for approximately $350,000 and $100,000 of this revenue.

              During the three months ended March 31, 1997, approximately 35% of the Company's revenue was derived from services provided to one U.S. automobile company. The contracts and relationships with this customer were part of the assets contributed to the KS&E joint venture which was eventually sold.



2.    SEASONAL INCOME

              A substantial portion of the revenue from the production of episodic television is usually recognized in the first and fourth quarters of the calendar year because of the nature of the broadcast schedule. In the quarter ended March 31, 1998 the Company was only deriving revenue from one relatively minor episodic television product. Management does anticipate the release of two programs for the fall of 1998 which will begin earning revenue in the fourth, or late third, quarters.

              The Company's principal source of income for the quarter ended March 31, 1997 and the year ended December 31, 1996 was its investment in KSE. Because of the production schedule of KSE's only product,
      Tarzan: The Epic Adventures, a substantial portion of the revenue to be earned in 1997 from the first season's production is earned in the first quarter.


3.    RESTATEMENT

              The financial statements for the quarter ended March 31, 1997 have been restated to reflect the allocation of certain debt proceeds to the issuance of related warrants as described in Notes 3 and 14 of the financial statements for the year ended December 31, 1997. The restatement also includes the capitalization of the amortization cost relating to the resulting debt discount, and the capitalization of amounts that had previously been recorded as interest expense.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                MARCH 31, 1998
                                  (UNAUDITED)

4.    PROGRAM COST INVENTORY

      Program cost inventory at March 31, consists of the following:

                                                        1998            1997
                                                        ----            ----

      Released, less accumulated amortization        $ 2,471,240     $  289,867

      In-process                                       2,894,549        869,135
                                                     -----------     ----------
                                                       5,365,789      1,159,002
      Less:  Current portion                          (2,537,385)      (266,104)
                                                     -----------     ----------

      Noncurrent portion                             $ 2,828,404     $  892,898
                                                     ===========     ==========

5.    DISTRIBUTION RIGHTS

              The Company has acquired distribution rights in numerous properties. Under these agreements, the Company distributes the properties in the allotted territories on behalf of the owners in exchange for receiving a substantial portion of the gross revenue. Although these rights have substantial value, the historical cost methodology required by generally accepted accounting principles does not permit the recognition of these values in the financial statements in excess of the costs of acquisition. With the exception of some minor costs included in program cost inventory, the distribution rights had no costs and therefore were not recorded in the financial statements. Instead the Company will recognize revenue as it is earned in accordance with its stated revenue recognition policy.

              The properties for which the Company has distribution rights as of March 31, 1998 are as follows:

      D.R.E.A.M. Team
      The Ice Fantasies Collection:
        Gershwin On Ice
        Superstars On Ice
        Fairytales On Ice/Alice Through the Looking Glass
        Fairytales On Ice/Sleeping Beauty
        Cinderella On Ice
        Nutcracker On Ice
      World Mysteries
        Search for the Titanic
        Return to the Titanic
        Deadly Fathoms
        Expedition to Noah's Ark
        Return to Noah's Ark
        Pancho Villa's Treasure
        China & Tibet Expedition

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                MARCH 31, 1998
                                  (UNAUDITED)

5.    DISTRIBUTION RIGHTS (continued)

      The World's Greatest Legends
        John Lennon: The Beatles: The Legacy
        Elvis: From Prince...to a King The Coronation of Elvis Presley Marilyn Monroe: Loss of Innocence
        Mick Jagger and The Rolling Stones
      The Hamptons (mini-series)
      Family Tree (mini-series)
      Global 2000
      Sports Bloopers
      World of Collectible Cars
      Chronicles of Courage
      From the Bitter End
      In Conversation With.....
      Terrorism: A World in Shadows
      Field and Stream Legends
      Outdoor Life Series
      The Air Shows
      Cyberfit
      Thrillmasters
      Women's Professional Bowling

              In addition, the Company has the distribution rights to over 20 made-for-television network movies.


6.    INVESTMENT IN JOINT VENTURE

              Summarized financial information of KSE as of March 31, 1997 is as follows:


              Assets                                 $ 12,762,000
              Liabilities                               8,758,000
                                                     ------------
              Members capital                        $  4,004,000
                                                     ============

              Revenue                                $  5,628,000

              Net income                             $  1,735,000

              Company's equity in net income         $    868,000

              There was no material activity in the joint venture during the quarter ended March 31, 1998.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                MARCH 31, 1998

                                  (UNAUDITED)


6.    INVESTMENT IN JOINT VENTURE (Continued)

              During the quarter ended March 31, 1997, the Company earned $66,000 of distribution fees (relating to $1,320,000 of KSE advertising revenues) and $141,700 of executive producer fees from KSE which are included in revenue in the statement of operations. The receivable from KSE for the executive producer fee earned is included in the Company's investment in joint venture.

              The production costs for the two part premiere episode along with certain pre-release marketing costs were funded by STI Entertainment ("STI") under an agreement by which STI was to fund the production costs for the entire season's episodes in exchange for significant gross profit participation. STI refused to supply the funding for the remaining episodes. As a result, KSE incurred significant costs in arranging for alternate financing. During 1997, STI asserted a claim for an accounting contending that they were due monies for the premiere episode. Management vigorously contests this claim, contending that STI materially breached its contract with KSE, which material breach excused any further performance of KSE thereunder, and also contending that KSE has been damaged in an amount exceeding $2,800,000. A complaint has been filed by KSE against STI and others seeking damages for breach of contract and to declare that KSE is excused from all future performance under the contract. Management and STI are now engaged in settlement discussions. Despite management's belief that it has a strong case for the damages claim against STI and against STI's claim for profit participation, due to the uncertainties inherent in litigation, it is at least reasonably possible that a material liability could result, although the amount cannot be estimated.

7.    CAPITAL TRANSACTIONS

              During the quarter ended March 31, 1998, the Company issued 4,005,000 shares of common stock, and 500,000 warrants, in exchange for $1,834,976 cash net of offering costs. 300,000 of the warrants expire in January 2000 and have exercise prices ranging from $0.75 through $1.10. 200,000 of the warrants expire in December 2002 and have an exercise price of $0.75.

              During the quarter ended March 31, 1997, the Company issued 500,000 shares of common stock and 1,500,000 warrants, to an individual who became a Director on April 1, 1997, in exchange for $125,000 cash. Each warrant, which expired unexercised on March 5, 1998, entitled the holder to purchase one share of common stock. for $0.60.

              Also during the quarter ended March 31, 1997 the Company issued an additional 1,440,000 shares of common stock in exchange for $360,000 cash. Included in these shares were 500,000 issued for $125,000 to a Corporation of which one of the Company's directors is also a director.

8.    GAIN ON REDUCTION OF LIABILITIES

              Management has determined that the possibility is now remote that the Company will have to pay certain liabilities, recorded in previous periods at their estimated amounts. Consequently these liabilities, totalling $282,965 have been removed from the balance sheet and pretax income for the quarter ended March 31, 1998 has been credited for this amount. The related income tax expense is approximately $121,700 and is included in income tax expense.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                MARCH 31, 1998

                                  (UNAUDITED)


9.    INCENTIVE STOCK OPTIONS

              During the quarter ended March 31, 1998 3,333 of the employee stock options outstanding were forfeited. There was no other option activity. Had the Company determined compensation cost based on the fair value at the grant date for its stock options, the Company's net income would have decreased to the amounts indicated below:

      Net income:
        As reported                                        $192,982
                                                           ========
        Pro Forma                                          $190,139
                                                           ========
      Net earnings per share (basic and diluted):
        As reported                                         $  0.01
                                                            =======
        Pro Forma                                           $  0.01
                                                            =======


10.   CONTINGENCIES

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

              At the time of the May, 1996 acquisition of KG (see Note 1), KG had a note payable (jointly and severally with a former affiliate that is now insolvent) to a former parent company in the amount of $225,000. KG was contesting its liability under this note because of various claims against the former parent. In accounting for the acquisition, the Company valued the liability at $40,000 based on a signed settlement agreement with the former parent's bankruptcy trustee. Subsequent to the issuance of the 1996 financial statements, the settlement was rejected by the creditors of the former parent. No efforts have been made by the former parent's bankruptcy estate to collect this debt, the Company still intends to assert its counterclaims if the matter is litigated. No adjustment has been made to the original $40,000 valuation assigned to the debt. It is, however, at least reasonably possible that the Company would be required to pay the full $225,000, resulting in a loss of $185,000.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                MARCH 31, 1998

                                  (UNAUDITED)


10.   CONTINGENCIES

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


11.   INCOME TAXES

              The provision for income taxes for the three months ended March 31 consists of the following components:

                                                      1998          1997
                                                      ----          ----
                      Current
                        Federal                    $   93,200    $    -
                        State                           -            57,400
                                                   ----------    ----------
                                                       93,200        57,400
                                                   ----------    ----------
                      Deferred
                        Federal                        10,000       115,000
                        State                          49,900         8,000
                                                   ----------     ---------
                                                       59,900       123,000
                                                   ----------     ---------
                                                   $  153,100     $ 180,400
                                                   ==========     =========

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                MARCH 31, 1998

                                  (UNAUDITED)

11.   INCOME TAXES (Continued)

              The reconciliation between the actual and expected federal tax for the three months ended March 31 are as follows:

                                                                                               1998           1997
                                                                                               ----           ----
              Federal corporate tax rate of 34% applied to pretax
                income                                                                      $   117,112    $  129,704
              State and local income taxes, net of federal benefit                               32,116        43,104
              Effect of non-deductible goodwill amortization                                      3,872        14,619
              Changes in estimates and other                                                     (1,635)       (7,027)
                                                                                            -----------    ----------
                                                                                            $   151,465    $  180,400
                                                                                            ===========    ==========

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

              The Company's financial instruments, and the related amounts recorded on the balance sheet, to which SFAS 107 would be applied include the following:

                                                        Carrying Amount
                                                   -------------------------
                                                           March 31,
                                                     1998            1997
                                                     ----            ----
      Asset:
              Cash                                 $ 181,461      $  284,150
              Notes receivable                         -               -
              Loan receivable - officers
                and shareholders                      36,300         126,098

              Liabilities:
              Cash overdrafts                         65,536         307,761
              Notes payable                           40,000       1,431,690

              As a result of the difficulties presented in the valuation, because of their related party nature, of the loans receivable from the officers and shareholders estimating the fair value of these financial instruments is not considered practicable. The fair values of the cash, the bank overdrafts and notes payable do not differ materially from their carrying amounts.

              None of the above are derivative financial instruments and none are held for trading purposes.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                MARCH 31, 1998

                                  (UNAUDITED)

13.   SUPPLEMENTAL STATEMENT OF CASH FLOWS DISCLOSURE

              Noncash Transactions

                    During the three-months ended March 31, 1998 the Company
              applied $79,869 of offering costs that were prepaid as of January 1, 1998 against the proceeds of stock issued.

              Interest and Income Taxes Paid

              Cash payments for the following were:

                                                          March 31,
                                                    ------------------
                                                    1998          1997
                                                    ----          ----

                      Interest                   $     -       $  9,267
                                                 =======       ========
                      Income taxes               $ 8,004       $ 26,862
                                                 =======       ========

14.   SEGMENT INFORMATION

              Summarized information by business segment for the three months ended March 31, 1998 is as follows:

                                                                                  Direct        Interest
                                            Entertainment         Sports         Marketing      and other       Total
                                            -------------         ------         ---------      ---------       -----
      Revenue                                 $  991,908         $   19,733      $     (378)    $   16,371    $1,027,634
                                              ==========         ==========      ==========     ==========    ==========
      Pretax income (loss)                    $  237,279         $  163,132      $  (10,509)    $  (45,455)   $  344,447
                                              ==========         ==========      ==========     ==========    ==========
      Total identifiable assets               $4,423,747         $2,112,454      $1,140,833     $  115,170    $7,792,204
                                              ==========         ==========      ==========     ==========    ==========
      Depreciation and amortization           $  378,915         $   20,389      $   10,059     $      177    $  409,540
                                              ==========         ==========      ==========     ==========    ==========
      Capital expenditures                    $  588,588         $   (2,777)     $   10,059     $    -        $  595,870
                                              ==========         ==========      ==========     ==========    ==========

              Summarized information by business segment for the three months ended March 31, 1997 is as follows:

                                                                                             Interest
                                                           Entertainment        Sports       and other        Total
                                                           -------------        ------       ---------        -----
      Revenue                                              $   221,165       $   995,416    $     -        $ 1,216,581
                                                           ===========       ===========    ==========     ===========
      Operating income                                     $  (467,305)      $    13,581    $  (32,494)    $  (486,218)
      Equity in income of KSE                                  867,700             -              -            867,700
                                                           -----------       -----------    ----------     -----------
      Pretax income                                        $   400,395       $    13,581    $  (32,494)    $   381,482
                                                           ===========       ===========    ==========     ===========
      Total identifiable assets                            $ 1,902,896       $ 4,599,843    $  247,385     $ 6,105,839
                                                           ===========       ===========    ==========     ===========
      Depreciation and amortization                        $   225,370       $    47,427    $      543     $   273,340
                                                           ===========       ===========    ==========     ===========
      Capital expenditures                                 $   465,530       $       825    $    -         $   466,355
                                                           ===========       ===========    ==========     ===========

                                    - 14 -

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                MARCH 31, 1998

                                  (UNAUDITED)





15.   SUBSEQUENT EVENTS

              Subsequent to March 31, 1998 but prior to the issuance of these financial statements the Company issued 470,010 additional shares of common stock, primarily in exchange for current or future services.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The consolidated financial statements provided in this three month report for the period ended March 31, 1998 include the financial statements of SeaGull Entertainment for three months, the financial statements of the Company for three months, and three months of the Tarzan Joint Venture as an equity investment. These periods of reporting reflect various months of full ownership or partial ownership in the current fiscal year and are consistent with the reporting method utilized for the prior fiscal year. The comparative results reported for the three months ended March 31, 1997 include the financial statements of SeaGull for three months, the financial statements of the Company for three months, the combined financial statements of KSG for three months and three months of the Joint Venture as an equity investment.

         Reference is made to Note 2 of the Company's Consolidated Financial Statements for a discussion of significant accounting policies, including revenue recognition.

Forward Looking Statements

         The following statements and certain other statements contained in this quarterly report on Form 10-QSB are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions, (ii) competitive market influences, (iii) audience appeal and critical reviews of its television programs, (iv) the ability to identify, acquire the rights to, and to develop quality properties, and (v) and ability to obtain financing.

Results of Operations

         Three Months Ended March 31, 1998 as Compared with Three Months Ended March 31, 1997.

         Net revenues consist of total billings (less any agency fees and media costs) and accruals for earned fees. Net revenues for the First Quarter of 1998 were $1,027,634 compared with net revenue of $1,216,581 for the First Quarter of 1997.

         Amortization of program costs (costs to produce, market and distribute a broadcast or film property) was $392,512 in the First Quarter of 1998 compared to no amortization in 1997. This increase was due to the Company's completing and delivering the movie "Merlin, The Magic Begins" in the First Quarter of 1998.

         Other direct project costs include costs necessary to create, market and manage a sporting event, costs relating to the sale of goods by the Direct Marketing Division and costs related to film production work on a contract basis. Direct project costs decreased by $314,435 to $6,696 for the First Quarter 1998 from $321,131 for the comparable period in 1997. This decrease was slightly greater than the decrease in net revenues due primarily to lower margins of the properties that were included in the sale by the Company of its KS&E division ("KS&E Sale"). Revenues from these properties were included for the First Quarter of 1997. This decrease would have been greater as a result of the KS&E Sale if it had not been for the lower margins of the Direct Marketing Division, which was in its start-up year.

         Gross profit decreased by $267,024, to $628,426 for the First Quarter of 1998 from $895,450 for the First Quarter of 1997.

         Salaries and benefits decreased by $486,782 to $261,171 in the First Quarter of 1998 compared to $747,953 for the First Quarter of 1997. General and administrative expenses decreased by $48,212 to $294,384 in the First Quarter of 1998 from $342,596 for the comparable period in 1997. These decreases are due substantially to the reduction in personnel resulting from the KS&E Sale.

         Amortization of goodwill decreased by $31,607 to $11,389 in the First Quarter of 1998 from $42,996 for the comparable period in 1997. This decrease is due to the allocation of a significant portion of goodwill related to the KS&E Sale.

         Income from operations (before equity in income of joint venture increased by $517,889 from a loss of $456,407 in the First Quarter of 1997 to a profit of $61,482 for the First Quarter of 1998. This increase was a result of the completion and delivery of the two hour Movie "Marlin, The Magic Begins".

         The Company did not receive any equity in the income of its joint ventures in the First Quarter of 1998 as compared with $867,700 of equity in the income of its joint ventures in the First Quarter of 1997. The Joint Venture's only revenue producing project to date has been "Tarzan: The Epic Adventures" which earned most of its revenues in 1996 and 1997. Management's estimate of the ultimate revenues from "Tarzan: The Epic Adventures" have been revised downward.

         Income before income taxes decreased by $66,486 to $344,447 in the First Quarter of 1998 from $411,293 in 1997.

         The provision for income tax expense was $151,465 in the First Quarter of 1998 as compared to $193,200 in the First Quarter of 1997. The income tax expense for 1998 does not bear the expected relationship between pretax income and the federal corporate tax rate of 34% because of (a) the effect of state and local income taxes and (b) the amortization of goodwill and certain other expenses are not deductible for income tax purposes.

         The Company's net income amounted to $192,982, or $0.01 per share, for the First Quarter of 1998, as compared to net income of $218,093, or $0.01 per share, for the same quarter in 1997.

Net Operating Loss Carryforwards

         At December 31, 1997 net operating losses ("NOLs") of the Company amounted to approximately $121,000 for federal income tax purposes. The NOLs are not available for state income tax purposes. The NOLs begin to expire starting in 2011. The Company's subsidiaries file separate income tax returns in various states and localities. The losses of one subsidiary cannot be used to offset the losses of another subsidiary for state purposes. Certain of the Company's subsidiaries have substantial NOLs available for state and local income tax purposes. In addition, one of the Company's subsidiaries has approximately $175,000 of NOLs that can only be used to offset future taxable income (for federal and certain state purposes) of the specific subsidiary to which they pertain. These NOLs are further limited by the operation of Section 382 of the Internal Revenue Code. The subsidiary is only allowed to use a maximum of approximately $27,000 of these carryforwards each year.

Liquidity and Capital Resources

         Net cash used in operating activities was $1,352,274 in the First Quarter of 1998 compared with $98,748 in the First Quarter of 1997. The increase in cash used operating activities was primarily the result of the reduction of Accounts Payable and Accrued Liabilities.

         Net cash used by investing activities in 1998 was $595,870 compared to the use of net cash in investing activities of $485,422 in 1997. This change was primarily due to the increase in expenditures for program costs.

         Net cash provided in financing activities amounted to $1,877,345 for the First Quarter of 1998 as compared to $714,314 provided by financing activities for the First Quarter of 1997. The increase in cash provided by financing activities was primarily the result of an increase in the receipt of cash for equity transactions in 1998.

         As of March 31, 1998, the Company had cash of $181,461 compared with $284,150 as of March 31, 1997. Operating activities used a net cash outflow of $1,352,274. The principle source of cash during the First Quarter of 1998 was raised through the sale of equity securities in the amount of $1,914,843. These amounts were used to substantially reduce the companies liabilities.

         During the First Quarter of 1998, the Company received no material cash from its 50% participation in the Joint Venture that produced and distributed the first season of "Tarzan: The Epic Adventures." This resulted principally from the obligations of the Joint Venture to its lender to subordinate payments to others, including the equity partners of the Joint Venture, until the loan was repaid in full. Although repayment of the production loan was completed in the third quarter, the Joint Venture is completing repayment of obligations to vendors in South Africa where the episodes were filmed. Additionally, obligations to launch the second season of "Tarzan", which consists of previous half-hour shows made into one-hour shows resulting in no additional production costs, required that receipts be reinvested in the Joint Venture, rather than distributed to the equity partners. Additionally, the Joint Venture's assets consist principally of (i) accounts receivable, are generally not currently due, and (ii) capitalized program costs, which are supported by future anticipated income.

         The launch of "Hollywood Discoveries" and "Boxcino" and the production of "Merlin: The Magic Begins" required significant Company investments while proceeds from operations were negligible. The "Boxcino" matches were in Costa Rica, Miami and Baton Rouge and approximately $1,000,000 in costs included the logistics of flying Latin American fighters to a single location and preparing multiple bouts for broadcast.

         Development, production, and broadcast costs of "Hollywood Discoveries" required a total investment of approximately $1,300,000 through December 31, 1997. "Hollywood Discoveries" program met with moderate success in the United States and as a result advertising and direct sale of products to viewers was below expectations. In addition, the Company had anticipated the receipt on $500,000 in operating funds from Hollywood Inc. as a joint venture participant in this project. The Company only received $20,000.

         Production of "Merlin: The Magic Begins" has required an investment of approximately $1,000,000 through December 31, 1997. The two hour movie was delivered in March 1998, at which point license fees from "Merlin: The Magic Begins" began to be received. At the same time, a portion of the capitalized costs will be recognized as expenses.

         The Company anticipates that "Hollywood Discoveries," "Boxcino" and "Merlin: The Magic Begins" will not generate profits until late in 1998 and 1999.

         Management believes that as additional entertainment properties are released to the market, cash flows from these properties will improve the overall Company cash situation significantly. Although each new project going into production will require additional financial resources, management expects that financing from venture partners and funding from sponsorships and pre-sales of programming will provide a significant portion of these needs

         At March 31, 1998, the Company had working capital of $2,111,111 as compared to working capital of $1,253,574 at March 31, 1997.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

             The Company is in the process of filing a complaint in the Southern District of New York to commence suit against All American Communications,
Inc. ("All American") for tortious interference with pre-contract negotiations. The suit alleges that the Company had an agreement, subject to execution of a definitive contract, to acquire a minority interest in production fees and profit participation derived by the producers of the syndicated television series, "Baywatch". The suit further alleges that when
All American learned of the proposed transaction, it threatened to commence litigation against the producers if it consummated the agreement with the Company. As a result, the producers of Baywatch declined to complete the transaction. The suit will seek recovery of actual damages of $100 million and punitive damages of $200 million.

Item 2.  Changes in Securities

             (a)  Recent Sales of Unregistered Securities

         The Company issued 3,135,000 shares of common stock pursuant to a private offering under Rule 506 of Regulation D to foreign investors in various transaction from January 1998 to March, 1998 at prices ranging from $.25 to $.75 per share.

         In the First Quarter of 1998, the Company issued 115,000 shares of common stock, in the aggregate, in satisfaction of certain liabilities of the Company with regard to (i) the payment of compensation and (ii) fees for services provided.

         Between January 1 and March 31, 1998 the Company issued 800,000 shares, pursuant to Regulation S transaction, for consideration of $.25 per share.

         Between December 1, 1997 and March 31, 1998 the Company issued Warrants to purchase 500,000 shares of common stock at a strike price between $.75 and $1.10. These Warrants were issued in consideration for services. Of the 500,000 Warrants, 200,000 were issued to a placement agent in connection with the placement of a portion of the shares described above.

Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits:

                  (i)  Exhibit 11 - Computation of Earnings Per Share

                  (ii) Exhibit 27 - Financial Disclosure Schedule

             (b)  Reports on Form 8-K:

                  (i) Report on Form 8-K filed by the Company with the

                  Securities and Exchange Commission on February 13, 1998

                  (ii) Report on From 8-K filed by the Company
                       with the Securities and Exchange
                       Commission on March 5, 1998.

                                  Signatures

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, therewith duly authorized.

                                KALEIDOSCOPE MEDIA GROUP, INC.



May 15, 1998:                   By: /s/ Henry Siegel
                                    --------------------------------------------
                                    Henry Siegel, Chief Executive Officer



May 15, 1998:                   By: /s/ Irving Greenman
                                    --------------------------------------------
                                    Irving Greenman, Chief Financial Officer