Form 10QSB
period 1998-06-30
KALEIDOSCOPE MEDIA GROUP INC
filed 1998-08-14
CIK 848447

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

--------------------------------------------------------------------------------
                                  FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended Second Quarter ended June 30, 1998
                                                   Commission File No. 0-17591

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1998: 31,882,092
     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                   ----    ----

                                     INDEX


                                                                                                             Page #
                                                                                                             ------

Part I Financial Information

         Item 1.  Financial Statements (unaudited).........................................................       1

         Consolidated Balance Sheet June 30, 1998 and June 30, 1997 .......................................     2-3

         Consolidated Statements of Income.................................................................       4

         Consolidated Statements of Stockholders' Equity (Deficit),
         six months ended June 30, 1998 and June 30, 1997 .................................................       5

         Consolidated  Statements of Cash Flows six months ended
         June 30, 1998 and June 30, 1997 ..................................................................       6

         Notes to Consolidated Financial Statements........................................................    7-15

         Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................................................   16-20


Part II Other Information

         Item 1.  Legal Proceedings........................................................................      20

         Item 2.  Changes in Securities....................................................................      20

         Item 6.  Exhibits and Reports on Form 8K..........................................................      20

         Signatures........................................................................................      22


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                    ASSETS

                                                                                 June 30,
                                                                           --------------------
                                                                          1998              1997
                                                                          ----              ----
                                                                                         (Restated)

CURRENT ASSETS
     Cash                                                          $       96,675      $       13,060
     Accounts receivable, less allowance for doubtful
        accounts of $116,539 and $-0- in 1998 and 1997                    867,536             942,147
     Expenditures billable to clients                                       -               1,258,848
     Note receivable, less allowance for bad debt of
       $50,000 in 1998                                                      -                   -
     Loans receivable--officers and shareholders                            -                 187,897
     Program cost inventory - current portion,
        net of accumulated amortization                                 2,583,585             298,729
     Deferred income taxes                                                519,200             907,400
     Other current assets                                                 203,903              35,728
                                                                    -------------       -------------


              Total Current Assets                                      4,270,899           3,643,809

PROGRAM COST INVENTORY, less current portion,
     net of accumulated amortization                                    2,946,125           1,576,718

DISTRIBUTION RIGHTS (Note 5)                                                -                   -

LOANS AND ADVANCES RECEIVABLE
    --OFFICERS AND SHAREHOLDERS                                            36,300               -

PROPERTY AND EQUIPMENT, at cost, less accumulated
     depreciation                                                          67,381             103,483

INVESTMENT IN JOINT VENTURE                                             1,276,500           4,173,039

DEFERRED INCOME TAXES                                                     356,600             328,600


GOODWILL, net of accumulated amortization                                 808,636                -


OTHER ASSETS                                                               24,116           1,866,316
                                                                    -------------       -------------

                                                                    $   9,786,557       $  11,691,965
                                                                    =============       =============

                      See notes to financial statements.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Continued)

                                  (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              June 30,
                                                                       -------------------
                                                                     1998               1997
                                                                     ----               ----
                                                                                      (Restated)

CURRENT LIABILITIES
     Cash overdrafts                                            $     172,105      $         -
     Notes payable                                                    190,000             532,128
     Accounts payable and accrued liabilities                         619,409           1,873,968
     Income taxes payable                                             828,407           1,458,950
     Capitalized lease obligation--current portion                       -                 17,166
     Option agreement payable--current portion                        112,500                -
     Deferred rent--current portion                                    51,596              19,778
     Deferred income and client advances                              127,288           1,445,189
                                                                -------------       -------------
                                                                    2,101,305           5,347,179

DEFERRED RENT, less current portion                                   257,342             323,048
                                                                -------------       -------------

              Total Liabilities                                     2,358,647           5,670,227
                                                                -------------       -------------

CONTINGENCIES (Note 10)


STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 100,000,000
       shares authorized and 31,882,092 issued in
       1998, and $0.01 par value, 50,000,000
       authorized and 25,057,082 shares issued in
       1997                                                            31,882             166,131
     Preferred stock, $0.001 par value, 15,000,000
       shares authorized and none issued in 1998                         -                  -
     Additional paid-in-capital                                     8,709,287           5,957,557
     Accumulated deficit                                           (1,313,259)           (101,950)
     Stock subscriptions receivable less
       allowance for doubtful accounts
       of $438,075 in 1998 and 1997                                      -                  -
     Treasury stock 529,000 shares in 1998 and 1997
       at cost                                                           -                  -
                                                                -------------       -------------


              Total Stockholders' Equity                            7,427,910           6,021,738
                                                                -------------       -------------

              Total Liabilities and Stockholders' Equity        $   9,786,557       $  11,691,965
                                                                =============       =============

                      See notes to financial statements.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                                  (UNAUDITED)

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                         Three Months Ended                  Six Months Ended
                                                                              June 30,                           June 30,
                                                                       ----------------------            ----------------------
                                                                      1998           1997                  1998           1997
                                                                      ----           ----                  ----           ----
                                                                                  (Restated)                           (Restated)
                                                                 C>
NET REVENUE                                                      $     106,947    $    492,850        $   1,134,581    $  1,709,431

DIRECT PROJECT COSTS
     Amortization of program costs                                        -               -                 392,512            -
     Other direct project costs                                         25,535         142,734               32,231         463,865
                                                                 -------------    ------------        -------------    ------------

     Total Direct Project Costs                                         25,535         142,734              424,743         463,865
                                                                 -------------    ------------        -------------    ------------

GROSS PROFIT                                                            81,412         350,116              709,838       1,245,566
                                                                 -------------    ------------        -------------    ------------

EXPENSES
     Amortization of program costs relating to joint venture             -             116,248                -             334,560
     Salaries and benefits                                             281,744         289,192              542,915       1,037,145
     General and administrative                                        809,705         360,713            1,104,089         703,309
     Amortization of goodwill                                           11,389          25,517               22,778          68,513
                                                                 -------------    ------------        -------------    ------------

              Total Expenses                                         1,102,838         791,670            1,669,782       2,143,527
                                                                 -------------    ------------        -------------    ------------

INCOME (LOSS) BEFORE GAIN ON REDUCTION IN LIABILITIES,
     INCOME   ON SALE OF ASSETS,
     EQUITY IN INCOME OF JOINT VENTURE AND INCOME TAXES             (1,021,426)       (441,554)            (959,944)       (897,961)


GAIN ON REDUCTION IN LIABILITIES (Note 8)                                -                -                 282,965            -


INCOME ON SALE OF ASSETS                                                 -           2,404,441                -           2,404,441


EQUITY IN INCOME (LOSS) OF JOINT VENTURE                                 -            (423,218)               -             444,482
                                                                 -------------    ------------        -------------    ------------


INCOME BEFORE INCOME TAXES                                          (1,021,426)      1,539,669             (676,979)      1,950,962


INCOME TAX (BENEFIT) EXPENSE                                          (406,300)      1,248,691             (254,835)      1,441,891
                                                                 -------------    ------------        -------------    ------------
NET INCOME (LOSS)                                                $    (615,126)   $    290,978        $    (422,144)   $    509,071
                                                                 =============    ============        =============    ============


NET EARNINGS PER COMMON SHARE
     Basic                                                       $        (.02)   $        .01        $        (.01)   $        .02
                                                                 =============    ============        =============    ============
     Diluted                                                     $        (.02)   $        .01        $        (.01)   $        .02
                                                                 =============    ============        =============    ============

                      See notes to financial statements.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                                                                          Additional
                                             Shares         Common          Paid-in          Accumulated
                                             Issued          Stock          Capital            Deficit           Total
                                             ------         ------        ----------         -----------         -----
Six Months Ended June 30, 1997 (Restated)

   Balance--January 1, 1997                23,557,082     $  146,731     $  5,207,506       $  (611,021)      $ 4,743,216

   Issuance of warrants                         -               -             284,451              -              284,451

   Issuance of shares and related warrants
     for cash consideration                 1,940,000         19,400          465,600              -              485,000


   Net income                                   -               -              -                509,071           509,071
                                           ----------     ----------     ------------       -----------       -----------


   Balance--June 30, 1997                  25,057,082     $  166,131     $  5,957,557       $  (101,950)      $ 6,021,738
                                           ==========     ==========     ============       ===========       ===========


Six Months Ended June 30, 1998

Balance--January 1, 1998                   26,027,082     $   26,027     $  6,197,661       $  (891,115)      $ 5,332,573

Issuance of shares and related warrants
   for cash consideration                   5,035,000          5,035        2,214,941              -            2,219,976


Issuance of shares to settle accounts
   payable and for services rendered          520,010            520          296,985              -              297,505


Issuance of shares in settlement
   of claim                                   300,000            300            (300)              -                 -

Net loss                                        -               -                 -            (422,144)         (422,144)
                                           ----------     ----------     ------------       -----------       -----------

Balance--June 30, 1998                     31,882,092     $   31,882     $  8,709,287       $(1,313,259)      $ 7,427,910
                                           ==========     ==========     ============       ===========       ===========

                      See notes to financial statements.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                             -----------------------
                                                                                             1998               1997
                                                                                             ----               ----
                                                                                                             (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                $    (422,144)      $    509,071
     Adjustment to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
       Amortization and depreciation                                                        438,668             92,749
       Write-off 51% of goodwill on sale of interest to IPG                                    -             1,640,759
       Non-current receivable from sale of interest to IPG                                     -            (1,845,200)
       Equity in income of joint venture                                                       -              (444,482)
       Executive producer's fee retained by joint venture                                      -              (141,700)
       Deferred income tax (benefit) expense                                               (253,200)           123,000
       Deferred rent                                                                        (10,601)           (20,367)
       Gain on reduction of liabilities                                                    (282,965)              -
       Expense paid through the issuance of stock                                           175,000               -
       Change in assets and liabilities:
           Expenditures billable to clients                                                    -              (941,129)
           Other current assets                                                            (128,300)            82,270
           Cash overdraft                                                                   (22,043)              -
           Accounts payable and accrued liabilities                                        (656,505)           140,304
           Income tax payable                                                               (11,089)         1,292,029
           Deferred income and client advances                                             (569,745)           880,217
           Accounts receivable                                                             (122,174)           128,198
                                                                                       ------------        -----------

                   Net Cash Provided (Used) in Operating Activities                      (1,865,098)         1,495,719
                                                                                       ------------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES
     Distribution from joint venture                                                        100,000             66,000
     Loans to officers and shareholders                                                        -               (69,899)
     Investments in equity                                                                     -              (444,654)
     Expenditures for program costs                                                        (757,355)        (1,252,261)
     Acquisition of property and equipment                                                   (7,977)            (2,594)
                                                                                       ------------        -----------

                    Net Cash Used in Investing Activities                                  (665,332)        (1,703,408)
                                                                                       ------------        -----------


CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of warrants                                                                      -               284,451
     Proceeds from notes payable                                                            150,000             70,502
     Repayments of notes payable                                                            (75,000)          (759,533)
     Principal payments on capitalized lease obligations                                       -               (13,677)
     Issuance of common stock and related warrants                                        2,299,845            485,000
                                                                                       ------------        -----------

                   Net Cash Provided by Financing Activities                              2,374,845             66,743
                                                                                       ------------        -----------


INCREASE (DECREASE) IN CASH                                                                (155,585)          (140,946)

CASH
     Beginning of period                                                                    252,260            154,006
                                                                                       ------------        -----------

     End of period                                                                     $     96,675        $    13,060
                                                                                       ============        ===========

                      See notes to financial statements.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1998

                                  (UNAUDITED)


1.    MAJOR CUSTOMERS

              During the six months ended June 30, 1998, $907,100 of the Company's revenue was derived from the release of new made-for-television movie "Merlin: The Magic Begins". Licensing, to two customers, of the rights for the movie in two European territories accounted for approximately $350,000 and $100,000 of this revenue.

              During the six months ended June 30, 1997, approximately 50% of the Company's revenue was derived from services provided to one U.S. automobile company. The contracts and relationships with this customer were part of the assets contributed to the KS&E joint venture which was eventually sold.




2.    SEASONAL INCOME

              A substantial portion of the revenue from the production of episodic television is usually recognized in the first and fourth quarters of the calendar year because of the nature of the broadcast schedule. In the six months ended June 30, 1998 the Company was deriving the majority of revenue from one episodic television product. Management does anticipate the release of two programs for the fall of 1998 which will begin earning revenue in the fourth, or late third, quarters.


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


3.    RESTATEMENT

             The financial statements for the six months ended June 30, 1997 have been restated to reflect the allocation of certain debt proceeds to the issuance of related warrants as described in Notes 3 and 14 of the financial statements for the year ended December 31, 1997. The restatement also includes the capitalization of the amortization cost relating to the resulting debt discount, and the capitalization of amounts that had previously been recorded as interest expense.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                JUNE 30, 1998
                                  (UNAUDITED)


4.    PROGRAM COST INVENTORY


      Program cost inventory at June 30, consists of the following:

                                                        1998            1997
                                                        ----            ----
      Current portion                               $ 2,583,585     $  298,729
      Noncurrent portion                              2,946,125      1,576,718
                                                    -----------     ----------
      Total Program Cost Inventory                  $ 5,529,710     $1,875,447
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

              The properties for which the Company has distribution rights as of June 30, 1998 are as follows:

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

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                JUNE 30, 1998
                                  (UNAUDITED)


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

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                JUNE 30, 1998

                                  (UNAUDITED)



6.    NOTES PAYABLE

              During the second quarter the Company borrowed $150,000 from an entity affiliated with the Company's chairman and CEO. The entire balance was still outstanding at June 30, 1998. The note bears interest at 15% per annum and is payable on demand.

7.    CONTINGENCY RELATED TO INVESTMENT IN JOINT VENTURE

              The production costs for the two part premiere episode of "Tarzan, The Epic Adventures" along with certain pre-release marketing costs were funded by STI Entertainment ("STI") under an agreement by which STI was to fund the production costs for the entire season's episodes in exchange for significant gross profit participation. STI refused to supply the funding for the remaining episodes. As a result, KSE incurred significant costs in arranging for alternate financing. During 1997, STI asserted a claim for an accounting contending that they were due monies for the premiere episode. Management vigorously contests this claim, contending that STI materially breached its contract with KSE, which material breach excused any further performance of KSE thereunder, and also contending that KSE has been damaged in an amount exceeding $2,800,000. A complaint has been filed by KSE against STI and others seeking damages for breach of contract and to declare that KSE is excused from all future performance under the contract. Management and STI are now engaged in settlement discussions. Despite management's belief that it has a strong case for the damages claim against STI and against STI's claim for profit participation, due to the uncertainties inherent in litigation, it is at least reasonably possible that a material liability could result, although the amount cannot be estimated.


8.    CAPITAL TRANSACTIONS

              During the six months ended June 30, 1998, the Company issued 5,855,010 shares of common stock, and 1,300,000 warrants, in exchange for $2,219,976 cash (net of offering costs), the settlement of $122,505 of accounts payable and $175,000 of services rendered. 300,000 of the warrants expire in January 2000 and have exercise prices ranging from $0.75 through $1.10. 200,000 of the warrants expire in December 2002 and have an exercise price of $0.75, and 800,000 of the warrants have an exercise price of $0.25.


              During the six months ended June 30, 1997, the Company issued 500,000 shares of common stock and 1,500,000 warrants, to an individual who became a Director on April 1, 1997, in exchange for $125,000 cash. Each warrant, which expired unexercised on March 5, 1998, entitled the holder to purchase one share of common stock. for $0.60.

              Also during the six months ended June 30, 1997 the Company issued an additional 1,440,000 shares of common stock in exchange for $360,000 cash. Included in these shares were 500,000 issued for $125,000 to a Corporation of which one of the Company's directors is also a director.


9.    GAIN ON REDUCTION OF LIABILITIES


              Management has determined that the possibility is now remote that the Company will have to pay certain liabilities, recorded in previous periods at their estimated amounts. Consequently these liabilities, totalling $282,965 have been removed from the balance sheet and pretax income for the six months ended June 30, 1998 has been credited for this amount. The related income tax expense is approximately $121,700 and is included in income tax expense.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                JUNE 30, 1998

                                  (UNAUDITED)



10.    INCENTIVE STOCK OPTIONS


              During the six months ended June 30, 1998 3,333 of the employee stock options outstanding were forfeited. There was no other option activity. Had the Company determined compensation cost based on the fair value at the grant date for its stock options, the Company's net income would have decreased to the amounts indicated below:


      Net loss:
        As reported                                        $(422,144)
                                                           =========
        Pro Forma                                          $(427,830)
                                                           =========
      Net loss per share (basic and diluted):
        As reported                                         $  (0.01)
                                                            ========
        Pro Forma                                           $  (0.01)
                                                            ========


11.    CONTINGENCIES

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

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                JUNE 30, 1998

                                  (UNAUDITED)



11.    CONTINGENCIES (Continued)


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

                                JUNE 30, 1998

                                  (UNAUDITED)



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

              The Company's financial instruments, and the related amounts recorded on the balance sheet, to which SFAS 107 would be applied include the following:

                                                        Carrying Amount
                                                   -------------------------
                                                           June 30,
                                                     1998            1997
                                                     ----            ----
      Asset:
              Cash                                  $ 96,675       $  13,060
              Notes receivable                         -               -
              Loan receivable - officers
                and shareholders                      36,300         187,897

              Liabilities:
              Cash overdrafts                        172,105         532,128
              Notes payable                          190,000           -


              As a result of the difficulties presented in the valuation, because of their related party nature, of the loans receivable from the officers and shareholders estimating the fair value of these financial instruments is not considered practicable. The fair values of the cash, notes receivable, the bank overdrafts and notes payable do not differ materially from their carrying amounts.


              None of the above are derivative financial instruments and none are held for trading purposes.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                JUNE 30, 1998

                                  (UNAUDITED)


13.   SUPPLEMENTAL STATEMENT OF CASH FLOWS DISCLOSURE

              Noncash Transactions

                    During the six-months ended June 30, 1998 the Company
              applied $79,869 of offering costs that were prepaid as of January 1, 1998 against the proceeds of stock issued. Common stock was issued to settle $122,505 of accounts payable and for $175,000 of services rendered.


              Interest and Income Taxes Paid

              Cash payments for the following were:

                                                         June 30,
                                                    ------------------
                                                    1998          1997
                                                    ----          ----

                      Interest                   $     -       $      -
                                                 =======       ========
                      Income taxes               $12,724       $ 26,862
                                                 =======       ========


14.   SEGMENT INFORMATION


              Summarized information by business segment for the six months ended June 30, 1998 is as follows:

                                                                                  Direct        Interest
                                            Entertainment         Sports         Marketing      and other       Total
                                            -------------         ------         ---------      ---------       -----

      Revenue                                 $1,021,318         $   32,657      $     (378)    $   80,984    $1,134,581
                                              ==========         ==========      ==========     ==========    ==========
      Pretax income (loss)                    $ (392,473)        $ (160,687)     $   (7,295)    $ (437,898)   $ (676,979)
                                              ==========         ==========      ==========     ==========    ==========
      Total identifiable assets               $4,088,813         $2,023,439      $1,136,014     $  728,196    $7,976,462
                                              ==========         ==========      ==========     ==========    ==========
      Depreciation and amortization           $  393,783         $   22,778      $   10,059     $   12,054    $  438,668
                                              ==========         ==========      ==========     ==========    ==========
      Capital expenditures                    $  758,050         $   (2,777)     $   10,059     $    -        $  765,332
                                              ==========         ==========      ==========     ==========    ==========

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                JUNE 30, 1998

                                  (UNAUDITED)





13.   SUBSEQUENT EVENTS


              Subsequent to June 30, 1998 but prior to the issuance of these financial statements the Company issued 1,300,000 additional warrants for shares of common stock at $0.25 each, primarily in exchange for current or future services.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The consolidated financial statements provided in this six month report for the period ended June 30, 1998 include the financial statements of SeaGull Entertainment for six months, the financial statements of the Company for six months, and six months of the Tarzan Joint Venture as an equity investment. These periods of reporting reflect various months of full ownership or partial ownership in the current fiscal year and are consistent with the reporting method utilized for the prior fiscal year. The comparative results reported for the six months ended June 30, 1998 include the financial statements of SeaGull for six months, the financial statements of the Company for six months, the combined financial statements of KSG for six months and three months of the Joint Venture as an equity investment.


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

Results of Operations

         Net revenues consist of total billings (less any agency fees and media costs) and accruals for earned fees. Net revenues for the Second Quarter of 1998 were $106,947 compared with net revenue of $492,850 for the Second Quarter of 1997.

         For the Six Month Period Ended June 30, 1998 Net Revenues were $1,134,581 compared with $1,709,431 in the comparable period in the prior year. For the six month period ended June 30, 1998 Net Revenues were $1,134,581 compared with 1,709,481 in the comparable period in the prior year.


         Amortization of program costs (costs to produce, market and distribute a broadcast or film property) was $392,512 in the First Six Months of 1998 compared to no amortization in 1997. This increase was due to the Company's completing and delivering the movie "Merlin, The Magic Begins" in the First Quarter of 1998.

         Other direct project costs include costs necessary to create, market and manage a sporting event, costs relating to the sale of goods by the Direct Marketing Division and costs related to film production work on a contract basis. Direct project costs decreased by $431,684 to $32,231 for the first six months of 1998 from $463,865 for the comparable period in 1997. The decrease in these costs were due to the sale of KS&E in 1997.


         Gross profit decreased by $268,704, to $87,412 for the Second Quarter of 1998 from $350,116 for the Second Quarter of 1997. Gross Profit for the six month period decreased $535,728 to $709,838 in 1998 as compared to $1,245,566 in 1997.


         Salaries and benefits decreased by $7,448 to $281,744 in the Second Quarter of 1998 compared to $289,192 for the Second Quarter of 1997. Salaries and Benefits for the six month period decreased $494,230 to $542,915 in 1998 as compared to $1,037,145 in 1997. General and administrative expenses increased by $448,992 to $809,705 in the Second Quarter of 1998 from $360,713 for the comparable period in 1997. General and administrative expenses for the six month period increased $400,780 to $1,104,089 in 1998 as compared to $703,309 in 1997.
The decreases in salaries and benefits are due substantially to the reduction in personnel resulting from the KS&E Sale. The increases in general and administrative expenses were principally the result of costs related to the companies efforts to raise additional equity capital.

         Amortization of goodwill decreased by $14,128 to $11,389 in the Second Quarter of 1998 from $25,517 for the comparable period in 1997. Amortization of Goodwill for the six month period decreased $45,735 to $22,778 in 1998 as compared to $68,513 in 1997. These decreases reflect the allocation of a significant portion of goodwill related to the KS&E Sale in prior periods.

         Losses from operations (before equity in income of joint venture increased by $597,872 from a loss of $441,554 in the Second Quarter of 1997 to a loss of $1,021,426 for the Second Quarter of 1998. Losses from operations for the six month period increased $61,983 to $959,944 in 1998 from $897,761 in 1997.

         The Company did not receive any equity in the income of its joint ventures for the first six months of 1998 as compared with $423,218 of equity in the losses of its joint ventures in the First Quarter of 1997. It did not receive any equity in the increase for the six month period as compared to $444,482 received in 1997. The Joint Venture's only revenue producing project to date has been "Tarzan: The Epic Adventures" which earned most of its revenues in 1996 and 1997. Management's estimate of the ultimate revenues from "Tarzan: The Epic Adventures" have been revised downward.

         Income before income taxes decreased by $2,561,095 to a loss of $1,021,426 in the Second Quarter of 1998 from a profit of $1,539,669 in 1997. Income before taxes for the six month period decreased by $2,627,941 to a loss of $676,979 in 1998 from a profit of $1,950,962 in 1997.

         The provision for income tax expense was a credit of $406,300 in the Second Quarter of 1998 as compared to an expense of $1,248,691 in the Second Quarter of 1997. The provision for Income Tax Expense for the six month period was a credit of $254,835 for 1998 as compared to a expense of $1,441,891 in 1997. The income tax expense for 1998 does not bear the expected relationship between pretax income and the federal corporate tax rate of 34% because of (a) the effect of state and local income taxes and (b) the amortization of goodwill and certain other expenses are not deductible for income tax purposes.

         The Company's net loss amounted to $615,126, or .02 per share, for the Second Quarter of 1998, as compared to net income of $294,970, or $0.01 per share, for the same quarter in 1997. The Company's Net Loss for the six months of 1998 was $422,144 as compared to Net Income of $509,071 in 1997.


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


         For the six months ended June 30, 1998 the Company generated approximatily $633,000 in taxable losses which can be used to offset future taxable income. The benefits of these losses have been recognized in the financial statements.

Liquidity and Capital Resources

         Net cash used in operating activities was $1,865,098 in the First Quarter of 1998 compared with $1,495,719 provided by operating activities in the First Quarter of 1997. The increase in cash used operating activities was primarily the result of the reduction of deferred income, Accounts Payable and Accrued Liabilities.

         Net cash used by investing activities in 1998 was $665,332 compared to the use of net cash in investing activities of $1,703,408 in 1997. This change was primarily due to the decrease in expenditures for program costs.

         Net cash provided by financing activities amounted to $2,374,845 for the six months ended June 30, 1998 as compared to $66,743 provided by financing activities for the six months ended June 30, 1997. The increase in cash provided by financing activities was primarily the result of an increase in the receipt of cash for equity transactions in 1998, and the lack of the large note repayments that took place in 1997.

         As of June 30, 1998, the Company had cash of $96,675 compared with $13,060 as of June 30, 1997. Operating activities used a net cash outflow of $1,785,229. The principle source of cash during the First six months of 1998 was raised through the sale of equity securities in the amount of $2,219,976. These amounts were used to substantially reduce the companies liabilities.

         During the First six months of 1998, the Company received $100,000 cash from its 50% participation in the Joint Venture that produced and distributed the first season of "Tarzan: The Epic Adventures." The lack of liquidity of the Company's investment resulted principally from the obligations of the Joint Venture to its lender to subordinate payments to others, including the equity partners of the Joint Venture, until the loan was repaid in full. Although repayment of the production loan was completed in the third quarter, the Joint Venture is completing repayment of obligations to vendors in South Africa where the episodes were filmed. Additionally, obligations to launch the second season of "Tarzan", which consists of previous half-hour shows made into one-hour shows resulting in no additional production costs, required that receipts be reinvested in the Joint Venture, rather than distributed to the equity partners. Additionally, the Joint Venture's assets consist principally of (i) accounts receivable, are generally not currently due, and (ii) capitalized program costs, which are supported by future anticipated income.

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

         The Company anticipates that "Hollywood Discoveries," and "Boxcino" will not generate profits until late in 1998 and 1999.

         Production of "Merlin: The Magic Begins" has required an investment of approximately $1,000,000 through December 31, 1997. The two hour movie was delivered in March 1998, at which point license fees from "Merlin: The Magic Begins" began to be received. At the same time, a portion of the capitalized costs have been recognized as expenses.


         Management believes that as additional entertainment properties are released to the market, cash flows from these properties will improve the overall Company cash situation significantly. Although each new project going into production will require additional financial resources, management expects that financing from venture partners and funding from sponsorships and pre-sales of programming will provide a significant portion of these needs

         At June 30, 1998, the Company had working capital of $2,169,594 as compared to a working capital deficit of $1,703,370 at June 30, 1997.

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

                          PART II - OTHER INFORMATION


Item 1.  Changes in Securities

             (a)  Recent Sales of Unregistered Securities

         The Company issued 300,000 shares of common stock pursuant to a private offering under Rule 506 of Regulation D to foreign investors in various transaction from April 1, 1998 to June 30, 1998 at a price of $.75 per share.

         The Company also issued 300,000 shares of common stock in settlement of a claim.

         In the Second Quarter of 1998, the Company issued 590,000 shares of common stock, in the aggregate, in satisfaction of certain liabilities of the Company with regard to (i) the payment of compensation and (ii) fees for services provided.

         Between April 1, 1998 and June 30, 1998 1,530,000 Warrants were exercised at prices ranging from $.25 to $.75 per share.

         All shares were issued pursuant to exemption from the registration requirements of the Securities Act of 1933, Section 4(2) thereof. The resale of all such shares was included in registration statements.


Item 2.  Exhibits and Reports on Form 8-K

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

                                KALEIDOSCOPE MEDIA GROUP, INC.



August 14, 1998:                    By: /s/ Henry Siegel
                                        ----------------------------------------
                                        Henry Siegel, Chief Executive Officer



August 14, 1998:                    By: /s/ Irving Greenman
                                        ----------------------------------------
                                        Irving Greenman, Chief Financial Officer