Form 10QSB
period 1998-09-30
KALEIDOSCOPE MEDIA GROUP INC
filed 1998-11-23
CIK 848447

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

--------------------------------------------------------------------------------
                                  FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended Third Quarter ended September 30, 1998
                                                   Commission File No. 0-17591

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1998: 36,904,456
     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                   ----    ----

                                     INDEX


                                                                                                             Page #
                                                                                                             ------

Part I Financial Information

         Item 1.  Financial Statements (unaudited).........................................................       1

         Consolidated Balance Sheet September 30, 1998 and September 30, 1997 .............................     2-3

         Consolidated Statements of Income.................................................................       4

         Consolidated Statements of Stockholders' Equity (Deficit),
         nine months ended September 30, 1998 and September 30, 1997 ......................................       5

         Consolidated  Statements of Cash Flows nine months ended
         September 30, 1998 and September 30, 1997 ........................................................       6

         Notes to Consolidated Financial Statements........................................................    7-15

         Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................................................   16-20


Part II Other Information

         Item 1.  Legal Proceedings........................................................................      20

         Item 2.  Changes in Securities....................................................................      20

         Item 6.  Exhibits and Reports on Form 8K..........................................................      20

         Signatures........................................................................................      22


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                    ASSETS

                                                                               September 30,
                                                                           --------------------
                                                                          1998              1997
                                                                          ----              ----
                                                                                         (Restated)

CURRENT ASSETS
     Cash                                                          $          218      $      464,581
     Accounts receivable, less allowance for doubtful
        accounts of $116,539 and $-0- in 1998 and 1997                    847,205             781,527
     Expenditures billable to clients                                       -               1,505,185
     Note receivable, less allowance for bad debt of
       $50,000 in 1998                                                      -                   -
     Loans receivable--officers and shareholders                            -                 231,659
     Program cost inventory - current portion,
        net of accumulated amortization                                 3,406,442           1,850,532
     Deferred income taxes                                                369,600             907,400
     Other current assets                                                 217,430              97,395
                                                                    -------------       -------------


              Total Current Assets                                      4,840,895           5,838,279

PROGRAM COST INVENTORY, less current portion,
     net of accumulated amortization                                    1,890,471           1,912,051

DISTRIBUTION RIGHTS (Note 5)                                                -                   -

LOANS AND ADVANCES RECEIVABLE
    --OFFICERS AND SHAREHOLDERS                                             -                   -

PROPERTY AND EQUIPMENT, at cost, less accumulated
     depreciation                                                          58,475             124,498

INVESTMENT IN JOINT VENTURE                                             1,238,110           1,671,210

DEFERRED INCOME TAXES                                                     276,800             328,600


GOODWILL, net of accumulated amortization                                 797,247             224,667


OTHER ASSETS                                                               23,116              21,116
                                                                    -------------       -------------

                                                                    $   9,125,114       $  10,120,421
                                                                    =============       =============

                      See notes to financial statements.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Continued)

                                  (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           September 30,
                                                                       -------------------
                                                                     1998               1997
                                                                     ----               ----
                                                                                      (Restated)

CURRENT LIABILITIES
     Cash overdrafts                                            $      35,523      $         -
     Notes payable                                                    190,000              53,033
     Accounts payable and accrued liabilities                       1,103,377           1,077,773
     Income taxes payable                                             823,179           2,278,460
     Capitalized lease obligation--current portion                       -                  8,848
     Option agreement payable--current portion                         68,750                -
     Deferred rent--current portion                                   115,805              19,704
     Deferred income and client advances                              179,898           1,069,126
                                                                -------------       -------------
                                                                    2,516,532           4,506,944

DEFERRED RENT, less current portion                                     -                 322,974
                                                                -------------       -------------

              Total Liabilities                                     2,516,532           4,829,918
                                                                -------------       -------------

CONTINGENCIES (Note 10)


STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 100,000,000
       shares authorized and 31,882,092 issued in
       1998, and $0.01 par value, 50,000,000
       authorized and 25,057,082 shares issued in
       1997                                                            36,904             158,931
     Preferred stock, $0.001 par value, 15,000,000
       shares authorized and none issued in 1998                         -                  -
     Additional paid-in-capital                                     9,307,855           5,964,756
     Accumulated deficit                                           (1,865,586)           (833,184)
     Stock subscriptions receivable less
       allowance for doubtful accounts
       of $438,075 in 1998 and 1997                                  (770,591)              -
     Treasury stock 529,000 shares in 1998 and 1997
       at cost                                                           -                  -
                                                                -------------       -------------


              Total Stockholders' Equity                            6,708,582          5,290,503
                                                                -------------       -------------

              Total Liabilities and Stockholders' Equity        $   9,225,114       $  10,120,421
                                                                =============       =============

                      See notes to financial statements.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                                  (UNAUDITED)

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                         Three Months Ended                  Nine Months Ended
                                                                           September 30,                       September 30,
                                                                       ----------------------            ----------------------
                                                                      1998           1997                  1998           1997
                                                                      ----           ----                  ----           ----
                                                                                  (Restated)                           (Restated)
                                                                 C>
NET REVENUE                                                      $     382,575    $   (197,100)       $   1,517,156    $  1,732,300

DIRECT PROJECT COSTS
     Amortization of program costs                                     314,226            -                 706,738            -
     Other direct project costs                                         19,128        (233,100)              51,359         591,900
                                                                 -------------    ------------        -------------    ------------

     Total Direct Project Costs                                        333,354        (233,100)             758,097         591,900
                                                                 -------------    ------------        -------------    ------------

GROSS PROFIT                                                            49,221          36,000              759,059       1,140,400
                                                                 -------------    ------------        -------------    ------------

EXPENSES
     Amortization of program costs relating to joint venture             -               9,140                -             343,700
     Salaries and benefits                                             336,769         280,446              879,684       1,317,591
     General and administrative                                        579,854         180,118            1,683,943         883,427
     Amortization of goodwill                                           11,389         (16,704)              34,167          51,809
     Interest and local taxes                                           30,896         (22,794)              30,896          24,036
                                                                 -------------    ------------        -------------    ------------

              Total Expenses                                           958,908         430,206            2,628,690       2,620,563
                                                                 -------------    ------------        -------------    ------------

INCOME (LOSS) BEFORE GAIN ON REDUCTION IN LIABILITIES,
     INCOME   ON SALE OF ASSETS,
     EQUITY IN INCOME OF JOINT VENTURE AND INCOME TAXES               (909,687)       (394,206)          (1,869,631)     (1,480,163)


GAIN ON REDUCTION IN LIABILITIES (Note 8)                                -                -                 282,965            -


INCOME ON SALE OF ASSETS                                                 -             490,359                -           2,894,900


EQUITY IN INCOME (LOSS) OF JOINT VENTURE                                 -             272,900               -              624,600
                                                                 -------------    ------------        -------------    ------------


INCOME BEFORE INCOME TAXES                                            (909,687)        369,053           (1,586,666)      2,039,337


INCOME TAX (BENEFIT) EXPENSE                                          (357,360)        784,100             (612,195)      2,261,400
                                                                 -------------    ------------        -------------    ------------
NET INCOME (LOSS)                                                $    (552,327)   $   (415,047)       $    (974,471)   $   (222,063)
                                                                 =============    ============        =============    ============


NET EARNINGS PER COMMON SHARE
     Basic                                                       $        (.02)   $       (.02)       $        (.03)    $      (.01)
                                                                 =============    ============        =============    ============
     Diluted                                                     $        (.02)   $       (.02)       $        (.03)   $       (.01)
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

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                                                                          Additional                         Stock
                                             Shares         Common          Paid-in          Accumulated  Subscription
                                             Issued          Stock          Capital            Deficit      Receivable    Total
                                             ------         ------        ----------         -----------  ------------    -----
Six Months Ended September 30, 1997 (Restated)

   Balance--January 1, 1997                23,557,082     $  146,731     $  4,959,506       $  (611,021)                $ 4,495,216

   Issuance of warrants                       125,000           -             125,000              -                        125,000

   Issuance of shares and related warrants
     for cash consideration                 1,500,000         15,000          345,000              -                        360,000

   Issuance of shares for
     Reclassification Act                     333,000         (2,800)           2,800              -                        532,450

   Net income                                   -               -             532,450          (222,163)                   (222,163)
                                           ----------     ----------     ------------       -----------                 -----------


   Balance--September 30, 1997             25,515,082     $  158,931     $  5,964,756       $  (833,184)                $ 5,290,503
                                           ==========     ==========     ============       ===========                 ===========


Six Months Ended September 30, 1998

Balance--January 1, 1998                   26,027,082     $   26,027     $  6,197,661       $  (891,115)                $ 5,332,573

Issuance of shares and related warrants
   for cash consideration                  10,057,364         10,057        2,813,509              -                      2,823,566


Issuance of shares to settle accounts
   payable and for services rendered          520,010            520          296,985              -                        297,505

Stock subscription receivables                 -                 -             -                   -         (770,591)     (770,591)

Issuance of shares in settlement
   of claim                                   300,000            300            (300)              -               -

Net loss                                        -               -                 -            (974,471)           -     (974,471)
                                           ----------     ----------     ------------       -----------     ----------  -----------

Balance--September 30, 1998                36,904,456     $   36,904     $  9,307,855       $(1,865,586)      (770,591) $ 6,708,582
                                           ==========     ==========     ============       ===========     ==========  ===========

                      See notes to financial statements.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                             -----------------------
                                                                                             1998               1997
                                                                                             ----               ----
                                                                                                             (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                               $     974,471         $  (336,051)
     Adjustment to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
       Amortization and depreciation                                                        450,057            414,841
       Gain on sale of portion -- Sports Division                                             -             (2,894,767)
       Equity income from joint ventures -- KS&E                                              -               (272,992)
       Equity in income of joint venture -- Keller/Siegel                                     -               (351,600)
       Deferred income tax (benefit) expense                                                (23,800)           123,000
       Deferred rent                                                                       (203,734)           (20,514)
       Gain on reduction of liabilities                                                    (282,965)              -
       Expense paid through the issuance of stock                                           175,000               -
       Change in assets and liabilities:
           Expenditures billable to clients                                                   -               (124,219)
           Other current assets                                                            (142,146)           (19,602)
           Cash overdraft                                                                  (158,625)              -
           Accounts payable and accrued liabilities                                        (172,539)          (655,891)
           Income tax payable                                                               (16,317)         2,111,539
           Deferred income and client advances                                             (517,135)           490,620
           Accounts receivable                                                             (100,524)           194,818
                                                                                       ------------        -----------

                   Net Cash Provided (Used) in Operating Activities                      (1,967,197)        (1,340,818)
                                                                                       ------------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES
     Distribution from joint venture KS&E                                                  (100,000)           272,992
     Loans to officers and shareholders                                                      36,300           (124,628)
     Investments in equity                                                                     -              (185,010)
     Expenditures for program costs                                                        (524,558)        (3,582,456)
     Acquisition of property and equipment                                                      929            (48,481)
     Proceeds from sale of portion of Sports Division                                          -             6,000,000
                                                                                       ------------        -----------

                    Net Cash Used in Investing Activities                                  (387,329)         2,332,417
                                                                                       ------------        -----------


CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of warrants                                                                      -               125,000
     Proceeds from notes payable                                                            150,000              -
     Repayments of notes payable                                                           (118,750)        (1,141,126)
     Principal payments on capitalized lease obligations                                       -               (24,897)
     Issuance of common stock and related warrants                                        2,132,844            359,999
                                                                                       ------------        -----------

                   Net Cash Provided by Financing Activities                              2,164,094           (681,024)
                                                                                       ------------        -----------


INCREASE (DECREASE) IN CASH                                                                (252,042)           310,575

CASH
     Beginning of period                                                                    252,260            154,006
                                                                                       ------------        -----------

     End of period                                                                     $        218        $   464,581
                                                                                       ============        ===========

                      See notes to financial statements.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

                                  (UNAUDITED)


1.    MAJOR CUSTOMERS

              During the nine months ended September 30, 1998, $907,100 of the Company's revenue was derived from the release of new made-for-television movie "Merlin: The Magic Begins". Licensing, to two customers, of the rights for the movie in two European territories accounted for approximately $350,000 and $100,000 of this revenue.

              During the nine months ended September 30, 1997, approximately 50% of the Company's revenue was derived from services provided to one U.S. automobile company. The contracts and relationships with this customer were part of the assets contributed to the KS&E joint venture which was eventually sold.




2.    SEASONAL INCOME

              A substantial portion of the revenue from the production of episodic television is usually recognized in the first and fourth quarters of the calendar year because of the nature of the broadcast schedule. In the nine months ended September 30, 1998 the Company was deriving the majority of revenue from one episodic television product. Management does anticipate the release of two programs for the fall of 1998 which will begin earning revenue in the fourth.


              The Company's principal source of income for the quarter ended September 30, 1997 were (a) the proceeds from the sale of the 51% interest in Kaleidoscope Sports and Entertainment LLC, and (b) the accrual on an equity basis, of the retained 49% interest in KS&E. Entertainment properties, such as Tarzan: The Epic Adventures, typically generate income in the fourth and first quarters, linked to delivery of programming for the television broadcast season. The launch of "Hollywood Discoveries" in June generated losses in the first month of operations that were reported under the equity method.


3.    RESTATEMENT

             The financial statements for the nine months ended September 30, 1997 have been restated to reflect the allocation of certain debt proceeds to the issuance of related warrants as described in Notes 3 and 14 of the financial statements for the year ended December 31, 1997. The restatement also includes the capitalization of the amortization cost relating to the resulting debt discount, and the capitalization of amounts that had previously been recorded as interest expense.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)


4.    PROGRAM COST INVENTORY


      Program cost inventory at September 30, consists of the following:

                                                        1998            1997
                                                        ----            ----
      Current portion                               $ 3,406,442     $1,850,532
      Noncurrent portion                              1,890,471      1,265,712
                                                    -----------     ----------
      Total Program Cost Inventory                  $ 5,296,913     $3,116,244
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

              The properties for which the Company has distribution rights as of September 30, 1998 are as follows:

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

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)


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

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               SEPTEMBER 30, 1998

                                  (UNAUDITED)



6.    NOTES PAYABLE

              During the second quarter the Company borrowed $150,000 from an entity affiliated with the Company's chairman and CEO. The entire balance was still outstanding at September 30, 1998. The note bears interest at 15% per annum and is payable on demand.

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


8.    CAPITAL TRANSACTIONS

              During the nine months ended September 30, 1998, the Company issued 10,877,374 shares of common stock, and 1,300,000 warrants, in exchange for $3,163,062 cash (net of offering costs) and receivables, the settlement of $122,505 of accounts payable and $175,000 of services rendered. 300,000 of the warrants expire in January 2000 and have exercise prices ranging from $0.75 through $1.10. 200,000 of the warrants expire in December 2002 and have an exercise price of $0.75, and 800,000 of the warrants have an exercise price of $0.25.


              During the nine months ended September 30, 1997, the Company issued 500,000 shares of common stock and 1,500,000 warrants, to an individual who became a Director on April 1, 1997, in exchange for $125,000 cash. Each warrant, which expired unexercised on March 5, 1998, entitled the holder to purchase one share of common stock. for $0.60.

              Also during the nine months ended September 30, 1997 the Company issued an additional 1,440,000 shares of common stock in exchange for $360,000 cash. Included in these shares were 500,000 issued for $125,000 to a Corporation of which one of the Company's directors is also a director.


9.    GAIN ON REDUCTION OF LIABILITIES


              Management has determined that the possibility is now remote that the Company will have to pay certain liabilities, recorded in previous periods at their estimated amounts. Consequently these liabilities, totalling $282,965 have been removed from the balance sheet and pretax income for the nine months ended September 30, 1998 has been credited for this amount. The related income tax expense is approximately $121,700 and is included in income tax expense.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               SEPTEMBER 30, 1998

                                  (UNAUDITED)



10.    INCENTIVE STOCK OPTIONS

              During the nine months ended September 30, 1998 3,333 of the employee stock options outstanding were forfeited. There was no other option activity. Had the Company determined compensation cost based on the fair value at the grant date for its stock options, the Company's net income would have decreased to the amounts indicated below:


      Net loss:
        As reported                                        $(974,471)
                                                           =========
        Pro Forma                                          $(974,471)
                                                           =========
      Net loss per share (basic and diluted):
        As reported                                         $  (0.03)
                                                            ========
        Pro Forma                                           $  (0.03)
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

                               SEPTEMBER 30, 1998

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

              Registrant and a wholly owned subsidiary are defendants in an action commenced by ACC Entertainment Gmbh & Co. verses Kaleidoscope Media Group and Seagull Entertainment Inc. in the U.S. District Court for the Central District of California. The complaint alleges breach of contract in connection with a co-production agreement between the parties. Damages in the amount of $250,000 and the declaration that the contract is rescinded are sought.

              The Company is a defendant in Sytner versus BNN Corporation which action is commenced in the Supreme Court of the State of NY in the County of NY. The plaintiff seeks 1.5 million dollars in damage for the Company's refusal to deliver its Shares of Common Stock which Mr. Sytner alleges he was entitled, and a $53,000 reimbursement of business expenses.

              The Company is a defendant in an action in which Paul Cioffari versus Kaleidoscope Media Group et al. Plaintiff seeks one million dollars in damages in connection with his employment by the Company affiliates and the Sale of Property to an affiliate of the Company and other various claims.

              The Company believes all of these actions are without merit.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               SEPTEMBER 30, 1998

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

              The Company's financial instruments, and the related amounts recorded on the balance sheet, to which SFAS 107 would be applied include the following:

                                                        Carrying Amount
                                                   -------------------------
                                                         September 30,
                                                     1998            1997
                                                     ----            ----
      Asset:
              Cash                                  $  218        $ 464,581
              Notes receivable                         -               -
              Loan receivable - officers
                and shareholders                       -            231,659

              Liabilities:
              Cash overdrafts                       35,523            -
              Notes payable                        190,000            -


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

                               SEPTEMBER 30, 1998

                                  (UNAUDITED)


13.   SUPPLEMENTAL STATEMENT OF CASH FLOWS DISCLOSURE

              Noncash Transactions

                    During the nine-months ended September 30, 1998 the Company applied $79,869 of offering costs that were prepaid as of January 1, 1998 against the proceeds of stock issued. Common stock was issued to settle $122,505 of accounts payable and for $175,000 of services rendered.


              Interest and Income Taxes Paid

              Cash payments for the following were:

                                                       September 30,
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
                                                 =======       ========

                    During the 3 month period ending September 30, 1998 the
              Company issued 5,022,364 shares upon the exceeding of previous outstanding warrants. The total excessive price was $1,240,571 upon which some cash received and the balance was recorded by the Company as subscription receivable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The consolidated financial statements provided in this nine month report for the period ended September 30, 1998 include the financial statements of SeaGull Entertainment for nine months, the financial statements of the Company for nine months, and nine months of the Tarzan Joint Venture as an equity investment. These periods of reporting reflect various months of full ownership or partial ownership in the current fiscal year and are consistent with the reporting method utilized for the prior fiscal year. The comparative results reported for the nine months ended September 30, 1998 include the financial statements of SeaGull for nine months, the financial statements of the Company for nine months, the combined financial statements of KSG for nine months and three months of the Joint Venture as an equity investment.

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

Results of Operations

         Net revenues consist of total billings (less any agency fees and media costs) and accruals for earned fees. Net revenues for the Third Quarter of 1998 were $382,575 compared with net revenue of $197,100 for the Third Quarter of 1997.

         For the Nine Month Period Ended September 30, 1998 Net Revenues were $1,517,156 compared with $1,732,300 in the comparable period in the prior year.

         Amortization of program costs (costs to produce, market and distribute a broadcast or film property) was $706,738 in the First Nine Months of 1998 compared to no amortization in 1997. This increase was due to the Company's completing and delivering the movie "Merlin, The Magic Begins" in the First Quarter of 1998.

         Other direct project costs include costs necessary to create, market and manage a sporting event, costs relating to the sale of goods by the Direct Marketing Division and costs related to film production work on a contract basis. Direct project costs decreased by $540,541 to $51,359 for the first nine months of 1998 from $591,900 for the comparable period in 1997. The decrease in these costs were due to the sale of KS&E in 1997.

         Gross profit increased by $13,221, to $49,221 for the Third Quarter of 1998 from $36,000 for the Third Quarter of 1997. Gross Profit for the nine month period decreased $381,341 to $759,059 in 1998 as compared to $1,140,400 in 1997.

         Salaries and benefits increased by $56,323 to $336,769 in the Third Quarter of 1998 compared to $280,446 for the Third Quarter of 1997. Salaries and Benefits for the nine month period decreased $437,907 to $879,684 in 1998 as compared to $1,317,591 in 1997. General and administrative expenses increased by $399,736 to $579,854 in the Third Quarter of 1998 from $180,118 for the comparable period in 1997. General and administrative expenses for the nine month period increased $800,516 to $1,683,943 in 1998 as compared to $883,427 in 1997. The decreases in salaries and benefits are due substantially to the reduction in personnel resulting from the KS&E Sale. The increases in general and administrative expenses were principally the result of costs related to the companies efforts to raise additional equity capital.

         Amortization of goodwill increased by $28,093 to $11,389 in the Third Quarter of 1998 from ($16,704) for the comparable period in 1997. Amortization of Goodwill for the nine month period decreased $17,642 to $34,167 in 1998 as compared to $51,809 in 1997. These decreases reflect the allocation of a significant portion of goodwill related to the KS&E Sale in prior periods.

         Losses from operations (before equity in income of joint venture increased by $515,481 from a loss of $394,206 in the Third Quarter of 1997 to a loss of $909,687 for the Third Quarter of 1998. Losses from operations for the nine month period increased $389,468 to $1,869,631 in 1998 from $1,480,163 in 1997.

         The Company did not receive any equity in the income of its joint ventures for the first nine months of 1998. It did not receive any equity in the increase for the nine month period as compared to $444,482 received in 1997. The Joint Venture's only revenue producing project to date has been "Tarzan: The Epic Adventures" which earned most of its revenues in 1996 and 1997. Management's estimate of the ultimate revenues from "Tarzan: The Epic Adventures" have been revised downward.

         Income before income taxes decreased by $1,278,740 to a loss of $909,687 in the Third Quarter of 1998 from a profit of $369,053 in 1997.
Income before taxes for the nine month period decreased by $3,626,003 to a loss of $1,586,666 in 1998 from a profit of $2,039,337 in 1997.

         The provision for income tax expense was a credit of $357,300 in the Third Quarter of 1998 as compared to an expense of $784,100 in the Third Quarter of 1997. The provision for Income Tax Expense for the nine month period was a credit of $612,195 for 1998 as compared to a expense of $2,261,400 in 1997. The income tax expense for 1998 does not bear the expected relationship between pretax income and the federal corporate tax rate of 34% because of (a) the effect of state and local income taxes and (b) the amortization of goodwill and certain other expenses are not deductible for income tax purposes.

         The Company's net loss amounted to $552,327, or .02 per share, for the Third Quarter of 1998, as compared to net loss of $415,047, or $.02 per share, for the same quarter in 1997. The Company's Net Loss for the nine months of 1998 was $974,471 as compared to Net Loss of $222,063 in 1997.


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


         For the nine months ended September 30, 1998 the Company generated approximatily $1,430,500 in taxable losses which can be used to offset future taxable income. The benefits of these losses have been recognized in the financial statements.

Liquidity and Capital Resources

         Net cash used in operating activities was $1,967,197 in the Third Quarter of 1998 compared with $1,340,818 provided by operating activities in the Third Quarter of 1997. The increase in cash used operating activities was primarily the result of the reduction of deferred income, Accounts Payable and Accrued Liabilities.

         Net cash used by investing activities in 1998 was $387,329 compared to the use of net cash in investing activities of $2,332,417. This change was primarily due to the decrease in expenditures for program costs.

         Net cash provided by financing activities amounted to $2,164,096 for the nine months ended September 30, 1998 as compared to $681,024 provided by financing activities for the nine months ended September 30, 1997. The increase in cash provided by financing activities was primarily the result of an increase in the receipt of cash for equity transactions in 1998, and the lack of the large note repayments that took place in 1997.

         As of September 30, 1998, the Company had cash of $218 compared with $164,581 as of September 30, 1997. Operating activities used a net cash outflow of $967,197. The principle source of cash during the First nine months of 1998 was raised through the sale of equity securities in the amount of $2,538,721 These amounts were used to substantially reduce the companies liabilities.

         During the First nine months of 1998, the Company received $100,000 cash from its 50% participation in the Joint Venture that produced and distributed the first season of "Tarzan: The Epic Adventures." The lack of liquidity of the Company's investment resulted principally from the obligations of the Joint Venture to its lender to subordinate payments to others, including the equity partners of the Joint Venture, until the loan was repaid in full. Although repayment of the production loan was completed in the third quarter, the Joint Venture is completing repayment of obligations to vendors in South Africa where the episodes were filmed. Additionally, obligations to launch the second season of "Tarzan", which consists of previous half-hour shows made into one-hour shows resulting in no additional production costs, required that receipts be reinvested in the Joint Venture, rather than distributed to the equity partners. Additionally, the Joint Venture's assets consist principally of (i) accounts receivable, are generally not currently due, and (ii) capitalized program costs, which are supported by future anticipated income.

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

         The Company anticipates that "Hollywood Discoveries," and "Boxcino" will not generate profits until 1999.

         Production of "Merlin: The Magic Begins" has required an investment of approximately $1,000,000 through December 31, 1997. The two hour movie was delivered in March 1998, at which point license fees from "Merlin: The Magic Begins" began to be received. At the same time, a portion of the capitalized costs have been recognized as expenses.

         We have just signed agreements and soon to sign others with Victory Media, one of Germany's leading financing groups, that will provide us with both guaranteed revenue and cash flow over the next three years beginning in fourth quarter. The Shaka Zulu and The Diamond Hunters mini series will be the foundation of this important and rewarding relationship. These two most exciting projects are important in the amount of monies (combined budget of $45,000,000) that Victory has committed to as well as the exposure it is giving the Company worldwide.

         Through our major relationship with the Abrams/Gentile Company, the Micronauts series is on track for delivery in 1999. The to deal with Italy's Giochi Preziosi Group as well as the Canadian and French co-production deals have been signed. We expect to show income beginning the fourth quarter for this important project.

         We have signed a letter of intent to acquire on a joint venture basis a television station in Palm Springs, California. We are currently awaiting FCC approval and expect that approval in the fourth quarter.

         Management believes that as additional entertainment properties are released to the market, cash flows from these properties will improve the overall Company cash situation significantly. Although each new project going into production will require additional financial resources, management expects that financing from venture partners and funding from sponsorships and pre-sales of programming will provide a significant portion of these needs

         At September 30, 1998, the Company had working capital of $2,324,363 as compared to a working capital of $1,331,335 at September 30, 1997.

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

         Between April 1, 1998 and September 30, 1998 1,530,000 Warrants were exercised at prices ranging from $.25 to $.75 per share.

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