Form 10KSB
period 1998-12-31
KALEIDOSCOPE MEDIA GROUP INC
filed 1999-04-15
CIK 848447

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
        For the fiscal year ended December 31,1998

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
        For the transition period from __________________ to __________________

                         Commission file number 0-17591

                         KALEIDOSCOPE MEDIA GROUP, INC.
                         ------------------------------
              (Exact name of small business issuer in its charter)


                     Delaware                                 93-0957030
                     --------                                 ----------
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                  Identification No.)


                  244 W. 54th Street, New York, New York 10019
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (212) 757-0700

Securities registered pursuant to Section 12(b) of the Act:


        Title of each class            Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the year ended December 31, 1999 are $1,175,206.

         The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the issuer is $7,028,043 (as of March 31, 1999).

         The number of shares outstanding of the issuer's common stock is 40,955,960 (as of March 31, 1999).

                                     PART I


Item 1. Description of Business

Corporate History

         Kaleidoscope Media Group, Inc. (the "Company"), then called BNN Corporation ("BNN") and a publicly traded corporation without operations, acquired all of the outstanding shares of Kaleidoscope Media Group, Inc., a private corporation (now called HSPSMM, Inc. and referred to herein as "HSPS"), on October 22, 1996. The transaction was effected by issuing shares of common stock of the Company in an amount that resulted in the original HSPS shareholders receiving approximately 40.3% of the then outstanding shares of the Company. For financial reporting purposes, the transaction was recorded as a recapitalization of HSPS. HSPS is the continuing, surviving entity for accounting purposes, but the Company is the continuing entity for legal purposes. On December 3, 1997, the Company, a Nevada corporation, was reincorporated in the State of Delaware under its present name.

         HSPS was formed on May 3, 1996 by the issuance of approximately 59.8% of its outstanding shares (equivalent to 5,685,688 shares of common stock of the Company) for approximately 91% of the outstanding shares of SeaGull Entertainment, Inc., ("SeaGull") and the issuance of approximately 40.2% of its outstanding shares (equivalent to 3,814,312 shares of common stock of the Company) for the all of the outstanding shares of two affiliated corporations constituting the Kaleidoscope Sports Group ("KSG")). For financial reporting purposes, this transaction was recorded as a purchase of HSPS by SeaGull. In 1996, SeaGull acquired as treasury stock, the remaining 9% of its outstanding shares not then owned by HSPS. In 1997, the Company disposed of substantially all of its sports related properties of KSG.


Introduction

         At the beginning of 1998, The Company was a diversified entertainment, sports and direct marketing company that operated, under three divisions through subsidiaries.

         In December 1998 the Company determined to curtail all significant operations of both the sports and direct marketing divisions. While the Company may market existing content owned by these divisions, for the foreseeable future it will concentrate its efforts on its entertainment division.

         During 1998 the Company incurred significant losses in the entertainment division as the introduction of programming was either postponed, or not introduced at all. In addition, sales of programs were less than anticipated. As a result, the Company took steps to reduce or eliminate costs by moving offices to less costly quarters, reducing the number of employees and, most important, establishing strategic alliances with production and distribution companies. The Company determined not to be responsible for the financing of production costs of its programs unless such financing was restricted to future distribution proceeds.

         In April 1999 The company issued received $750,00 in consideraion of the sale of convertible notes. The investors subject to certain conditions which the Company believes are attainable have agreed to purchase an additional $1,250,000 of convertible debentures.

         The principal executive offices of the Company are located at 244 West 54th Street, New York, New York and its telephone number is (212) 757-0700.

Business Strategy

         With respect to its entertainment operations, the Company focuses primarily on production and distribution of television products. The Company attempts to use strategic partnerships and pre- sales of distribution rights to finance production budgets once the Company has identified television properties to develop and produce. In addition, the Company emphasizes cost-effective production techniques and the pre-sale of advertising time and foreign distribution agreements by its television syndication operations to further attempt to limit or cover the costs of production. This strategy is important in maximizing the Company's profit from its television production operations and minimizing the risk of loss of capital. The Company believes that its expertise in both television production and domestic and foreign syndication is an important factor in its ability to successfully compete in this area.

         The Company's distribution strategy is to become a leader in the international distribution of television properties in two categories: (i) one hour action dramas and mini series and; (ii) children's programming. In furtherance of achieving its strategic goals, the Company is seeking to expand its television operations through the acquisition of distribution and other representation rights to entertainment properties.

         During 1998 and early 1999 the Company entered into arrangements with
(i) Victory Media of Germany for funding of mini-series like "Shaka Zulu" and "Diamond Hunters"; (ii) Abrams Gentile Entertainment for production of animated and live action series and specials and; (iii) BKS Entertainment for the domestic distribution of the Company's product. The latter venture becomes effective in second quarter of 1999 and should not only reduce costs significantly, but also strengthen its relationships in the U.S. domestic market. One of the first programs that BKS will be handling for KMG is the domestic distribution of "Digital Cafe 2000". This half-hour weekly series currently airing in the U.S., focuses on the internet, E-commerce and the impact of the computer on literally every aspect of our daily lives.

 Entertainment Division

         The Entertainment Division (principally consisting of SeaGull's business activities) is primarily engaged in the business of and distributing domestically and internationally entertainment properties and exploiting the related licensing and merchandising opportunities. It also provides consulting services in the development of specialty television programming and is involved in the acquisition and distribution of entertainment library properties.

Programming Produced and Distributed by the Company
---------------------------------------------------

         In 1998, the Company released its made-for-television movie "Merlin:
The Magic Begins" based on that legendary character. The production of this movie was fully financed by the Company. The title role has been cast with Jason Connery (son of Sean Connery) and Deborah Moore (daughter of Roger Moore). The movie was distributed for broadcast in 1998.

         In 1998, The Company acquired the rights to a new children's television property and toy line entitled "Micronauts." The Company expects that the television property to be introduced in 2000 as a weekly television series. The Company also expects that the toy line will begin limited distribution. The movie and series are based on the popular 1970's Marvel comic book and toy line of the same name.

         In 1996 SeaGull entered into a joint venture agreement with Keller Entertainment, Inc. under the name Keller Siegel Entertainment (the "Joint Venture"). The Joint Venture produced and distributed a two-hour movie pilot and 20 episodes of the "Tarzan: The Epic Adventures" syndicated television series domestically in 1996 and internationally in 1997. Beginning in the Fall of 1997, the "Tarzan: The Epic Adventures" series was renewed for another season without any new production, but previously produced half-hours (made into hours) were syndicated for the U.S. market only. The Joint Venture continues to maintain the license from Edgar Rice Burroughs for the "live-action" rights to "Tarzan". The Tarzan Joint Venture will attempt to distribute these programs to cable and on domestic syndication in 1999.

         In 1998, the Company signed agreements with Victory Media, one of Germany's leading entertainment financing groups and producer of over 200 hours of quality programming and 30 interactive CD-ROMS. Two $20 million mini-series "Shaka Zulu" and the "Diamond Hunters" will be the foundation of this important relationship. Victory Media has raised through private tax shelters in Germany millions of dollars that financed production of high budgeted mini-series and quality children programs. Victory has appointed the Company to be its exclusive Northg American distributor as well as for other territories outside the U.S. in which KMG has important relationships. Furthermore, because all projects are fully financed before production begins the Company will be able in 1999 to be paid as soon as signed distribution agreements are obtained by the Company. The new "Shaka Zulu" four-hour mini-series which has an international cast of stars including Baywatch's David Hasselhoff and Raiders Of The Lost Ark's Karen Allen, began production in January 1999. The original Shaka mini-series was produced over 10 years ago.

         During the year the Company abandoned efforts to complete production and distribution of Team Extreme.

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

         The United States television market is served by network affiliated stations, independent stations and cable TV operators. During prime time hours (primarily 8 P.M. to 11 P.M. in the Eastern and Pacific time zones and 7 P.M. to 10 P.M. in the Central and Mountain time zones), network affiliates primarily broadcast programming produced for the network. In non-prime time, network affiliates telecast network programming, off-network programming (reruns), first run programming (programming produced for distribution on a syndicated basis) and local programming produced by the local stations themselves. Independent television stations, during both prime and non-prime time, produce their own programs, telecast off-network programs or acquire first-run programs from independent producers or "syndicators." A syndicator is generally a company that sells programming to independent television stations and network affiliates. Programming acquired by stations on a syndicated basis is generally acquired either for cash license fees or an exchange commercial advertising time within the program which is retained by the syndicator for sale ("barter") or for a combination of cash and barter.

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

         Television Production
         ---------------------

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

         The ultimate commercial success of a first-run program will depend on the program's ratings (including the demographics of its audience), which are a reflection of the program's popularity with viewers. As a program's ratings improve, the value of the advertising time during that program and the amount which can be charged to television stations for licensing that program generally increase. A program's ratings may improve as a result of its being moved to a more favorable time period or licensed by a greater number of, or more successful, stations, i.e., stations with better overall ratings. Promotional efforts by stations on which a program is broadcast can also help to improve a program's ratings. The demographic composition of a program's audience and the popularity of the program scheduled in the time period immediately preceding the time period in which the program is broadcast are additional factors that can affect a program's ratings. Finally, the distributor's direct consumer marketing efforts for a program can substantially affect that program's ratings. The Company seeks to maximize the strength of its programming by negotiating desirable time slots, selecting optimal stations, and demanding effective consumer marketing efforts in its syndication clearance efforts.

         Television Distribution
         -----------------------

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

         Cable Network Licenses
         ----------------------

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

         International Television Production and Distribution
         ----------------------------------------------------

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

         New Programming
         ---------------

         In general, the Company earns a fee for distributing programs for others based on a percentage of the license fees paid by television stations for the right to broadcast particular programs. In certain domestic cases, all or a portion of such license fee may be payable in television advertising time. The advertising time is then sold by the Company to national advertisers.

         In addition to United States television broadcast rights, the Company has in the past acquired, where available on acceptable terms, world-wide broadcast television and non-standard television distribution rights (such as cable and videocassette rights) to the programs it distributes. These acquisitions are typically on a long-term exclusive basis, often between three and twelve years, in some cases with various renewal options, and may provide that the Company has the right to undertake production of the program in the event the producer fails to deliver the contracted programming. As an example, the Company has retained the rights for the worldwide videocassette distribution of the "Tarzan: The Epic Adventures" series being produced by the Company.

         Entering into arrangements for distribution of new material or properties for television and new multimedia productions is essential to the future growth of the Company. The Company may obtain new properties from several sources: (i) distribution agreement with the owner of a property; (ii) acquisition of existing properties; (iii) co-development of new properties; and
(iv) development of new properties internally.

         While the Company's present liquidity situation exists the Company will concentrate on acquiring distribution rights. When acquiring existing properties, the Company may pay a nominal fee for an option against a more substantial purchase price. This option usually enables the Company to develop the property on its own during the option period before committing to its acquisition. Securing an option also enhances the Company's ability to obtain financing or a production commitment before actually buying the property. Option periods customarily run for a minimum of one year and contain provisions that enable the Company to extend the option for additional periods. Terms of options vary significantly and are dependent upon, among other factors, the credibility and prior success of the writer/owner of the property, the level of revenues or profits that the Company estimates can be received from the exploitation of the property, and the estimated cost of further development and production of the property. Agreements relating to these projects often provide for additional payments to writers/owners upon their sale, production and/or distribution. Certain agreements also provide for participation, at various percentage levels, and or profits from these projects.

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

         Revenue Sources
         ---------------

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

         Sales of Advertising

         Fees for advertising time are established on the basis of a certain assumed level of audience ratings and, in some cases, an assumed demographic make-up of the viewing audience. While it is in the interest of the Company to establish as high an assumed rating and as favorable demographic make up as possible, there can be no assurance in advance that the actual rating or demographic make-up of a particular program will support the fee initially charged for advertising time on such program. If the television program does not achieve the assumed rating or demographic make up (as determined by A.C.
Nielsen or similar ratings services), the Company may be obligated to offer the advertiser additional time ("make goods") on the same program or on other programs to fulfill any short fall in the actual rating or demographic assumptions. Alternatively, the Company may be obligated to refund a portion of the advertising fee. "Make goods" are the predominant means whereby the Company satisfies such obligations to advertisers.

         Among the sponsors that have in the past purchased participation in the Company's programs are: General Motors, Proctor & Gamble, Kraft/General Foods, Hershey and Bristol Meyers. Sales are made through the Company's sales force and through advertising agencies representing the sponsors. The Company's barter syndication licenses provide that the Company retains a negotiated amount of commercial time per program (usually 7 minutes per hour or 50% of the total commercial time) for sale to national advertisers, with the remaining commercial time retained by the station for local sale. Generally, the Company's fee for sales of advertising time is between 5% and 10% of net revenues.

Sports Division

         In March 1997, the Company and Sports Marketing, Inc. reached an agreement to create a joint venture to develop, produce and distribute boxing tournaments both domestically and internationally. The two companies collaborated on "Boxcino", a series of round robin boxing matches featuring fighters from eight Latin American countries. The quarter- and semi-finals aired on ESPN2 in May and July 1997, respectively, and the finals in each weight class aired on ESPN in September 1997. The Company expected to continue this franchise as well as to stage other boxing matches in 1998. While the Company believed that boxing would be a major source of revenues in the future, the Company's joint venture was unable to establish boxing matches in 1998. This division is now dormant.

         The Company also has the worldwide distribution rights to two daily fitness series ("Crunch" and "Cyberfit") currently being broadcast on ESPN2 and available for distribution in territories outside the United States. The Company believes that "Crunch" and "Cyberfit" are two of ESPN2's highest rated fitness series because of their high energy and employment of state of the art fitness techniques. The Company has derived a small amount of revenue from these operations.

Direct Marketing Division

         The Direct Marketing Division was initiated in January 1997 when the Company entered into a joint venture agreement with HSN Direct to form Hollywood Connection LLC ("HC LLC"). HC LLC produced and distributed "Hollywood Discoveries," a one-hour daily shopping program, which was broadcast in the United States by over-the-air broadcasters and cable and satellite systems. "Hollywood Discoveries" is designed to provide home shopping programming using stage, screen, television, music and sports personalities to market merchandise via taped programming in the domestic and international markets. The program met with limited success in the United States and an operation has been discontinued in the United States and all costs associated with the division have been written off. The Company will nevertheless seek to offer, internationally, a weekly "best of" episode(s) and/or format rights to broadcast entities, with product fulfillment to be handled by the various international companies associated with HSN Direct.

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

Principal Customers

         No customers accounted for more than 10% of the Company's net revenues during the year ended December 31, 1998.

Employees

         At December 31, 1998, the Company employed nine (9) full-time persons, of whom 4 were engaged in sales and marketing five (5) in management, finance and administration. The Company has no collective bargaining agreement with its employees and believes that its relationship with its employees is good.

Item 2. Description of Property

         The Company's principal executive offices are located at 244 West 54th Street, New York, New York and consist of approximately 2,000 square feet at a rental of $6,000. The Company occupies this space pursuant to a month to month sublease that expires in 2002.

         The Company leases approximately 1,500 square feet of office space in Los Angeles under a lease that expires in September 2000. The annual base rent for such space is approximately $1,600. Per month.


Item 3. Legal Proceedings

         On June 21, 1996, an action, entitled International Sports Marketing, Inc. v. Saatchi & Saatchi, et al. was filed in the Wayne County Circuit Court against two of the Company's inactive subsidiaries and other unrelated parties seeking to enforce a default judgment of $21,000,000 entered in 1995 for a prior action in 1988. The subsidiaries have vigorously defended themselves in this litigation. Management believes that the claim lacks merit. Furthermore, management believes that if any subsidiary were found liable for a judgment, its subsidiaries would be able to obtain indemnification from the prior owner of the former affiliate's business, a major advertising agency. In a recent decision, the court found no liability for plaintiff's claim against the subsidiaries and at the same time found that the advertising agency may be liable to the plaintiff pursuant to aforesaid indemnity agreement. The plaintiff and the advertising agency have submitted arguments to reargue and the Company believes they intend to appeal in any event. While no assurance can be given, based in the foregoing, management believes that the litigation will not have a material effect on the Company's financial position.

         The Company is a defendant in ACC Entertainment GMBH Co. v. Kaleidoscope Media

Group, Inc. (United District Court for the District of California. This action was commenced AAC Entertainment GMBH Co. ("ACC") for alleged breach of contract. The contract provided for certain rights to the Company's Merlin film to be produced by the Company in return for an investment of $375,000. ACC claims that the Company failed to properly deliver the film. The Company has counterclaimed for damages. ACC has also claimed that the Company executed an additional agreement for Team Extreme. The court has derected that a settlement conference be held.

         Paul Cioffari has commenced an action against the Company and its subsidiary claiming failure of the Company to perform its agreement to pay Mr. Cioffari agreed consideration for entertainment property allegedly delivered by Mr. Cioffari to the Company. Cioffari vs. BNN Company (Supreme Court New York County). Defendants seek damages up to $700,000 on a variety of claims. The Company denies all liability.

         Jack Woolf has commenced an action in Supreme Court for the State of California in Los Angeles entitled Jack Woolf vs. BNN Corporation. Mr. Woolf alleges breach of an agreement with the Company's former subsidiary Celebrity Shopping Network which Mr. Woolf claims the Company is liable. The damages are not stated with particularity. Mr. Wolf action was dismissed but Mr. Woolf has appealed.

         Mr. Barry Synter has commenced a claim against the Company in the Supreme Court of the State of New York - County of New York. (Synter vs. BNN Corporation) Mr. Synter seeks damages of up to $1,500,000 for the Company's alleged failure to permit transfer by Mr. Synter of stock certificates allegedly owned by him. The Company has alleged Mr. Synter was not entitled to the certificate.

         Tokyo Broadcasting Systems has taken a default judgment against the Company for approximately $22,000 for non-payment of a note in connection with an action commenced in Supreme Court of the State of New York for New York County.

         A default judgment has also been obtained by Darrell N. Griffin against Paul Siegel, an officer and director of the Company, in the amount of approximately $166,000 in an action pending in the Supreme Court of the State of California. The claim arises out of action for salary allegedly payable to a plaintiff purportedly an employee of the Company's former subsidiary Celebrity Showcase Network. Judgment was taken after Mr. Siegel's counsel failed to respond to discovery requests. The court of appeals rejected Mr. Siegel's appeal of the lower court's decision. Mr. Siegel has commenced an action against his former attorney for malpractice. The Company is obligated to indemnify Mr. Siegel in accordance with Delaware law.

         An action has also been commenced by Eric Ashenberg a former officer of Celebrity Showcase Network, its prior subsidiary for damages arising from the Company's failure to approve the transfer of a certificate allegedly owned by Mr. Ashenberg. Mr. Ashenberg has also named Henry Siegel and Paul Siegel as defendants. The Company has agreed to indemnify Messrs. Siegel to the full extent provided by law. Mr. Ashenberg seeks damages in the amount of $450,000. The Company denies that Mr. Ashenberg was entitled to his certificates.

         On December 19, 1997, the Company filed an action in the United States District Court Southern District of New York entitled Kaleidoscope Media Group, Inc. v. Entertainment Solutions, Inc., James K. Isenhour, Andrew S. Varni. The complaint seeks damages for breach of contract and fraudulent inducement of contract, among other claims, arising out of a venture that the Company entered into with defendants to promote a sports tournament of Latin American boxing in 1997 called "Boxcino." The Company seeks damages of at least $500,000 plus punitive damages in the action. Defendants James Isenhour and Entertainment Solutions, Inc. have answered the complaint, asserting various affirmative defenses and two counterclaims, for breach of contract and quantum meruit, seeking damages of not less than $250,000. The Company believes it has valid and meritorious defenses to the counterclaims, that the counterclaims are otherwise invalid, and the Company has prepared an appropriate reply. The third defendant, Andrew Varni, has not yet to date appeared in the action or answered the complaint. The parties are engaged in discovery at this time.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted.

                                    PART II


Item 5. Market for Common Equity and Related Stockholder Matters

         The Company's common stock (the "Common Stock") is quoted on the OTC Bulletin Board under the symbol "KMGG" and is traded on the Frankfurt Stock Exchange and the Berlin Stock Exchange under the symbol "BNN".

         Set forth below are the approximate high and low bids for the Common Stock on the OTC Bulletin Board as published by the National Quotation Bureau, Inc. Such quotations reflect interdealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.



                                       Common Stock
                                       ------------
                                       High   Low
                                       ----   ----
          1998
          ----
          Fourth Quarter                 .86       .25
          Third Quarter                 1.25       .38
          Second Quarter                1.75       .71
          First Quarter                 2.00       .79

          1997
          ----
          Fourth Quarter               $ .94     $ .42
          Third Quarter                 1.22       .75
          Second Quarter                2.22       .88
          First Quarter                 2.56       .50

         As of December 31, 1998, there were approximately 213 recordholders of the Common Stock, although the Company believes that there are more than 400 beneficial owners of the Common Stock.

Sales of Securities
-------------------

         The following sets forth information relating to all securities of the Company sold from October 1, 1998 through December 31, 1998 without registering the securities under the Securities Act of 1933, as amended (the "Securities Act"):

         From October 1, 1998 to December 31, 1998 the Company issued 1,156,504 shares of its common stock to investors for $1,156,500. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Dividends
---------

         The Company plans to retain any future earnings for use in its business and, accordingly, the Company does not anticipate paying dividends in the foreseeable future to the holders of the Common Stock. Payment of dividends is within the discretion of the Company's Board of Directors (the "Board of Directors") and will depend, among other factors, upon the Company's earnings, financial condition and capital requirements.

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

Results of Operations

         Year Ended December 31, 1998 as Compared with Year Ended December 31, 1997

         During 1997 the Company disposed of its Kaleidoscope Sports Group operations in stages and received a total of $6,000,000. In addition, its operations for such year reflect revenues from such operations for a portion of 1997. During 1998 the Company's revenues were primarily derived from the distribution of films by its entertainment division. No revenues were derived from the sports and direct market division which have now suspended operations.

         Net revenues consist of total billings (less any agency fees and media costs) and accruals for earned fees. Net revenues decreased by $1,603,717, or 60%, to $1,137,075 in 1998 from $2,741,692 in 1997. This decrease is due substantially to the decline in entertainment division revenues resulting from delays in the introduction of and reduced sales of the Company's programs. In addition, the sports and direct marketing divisions did not generate any revenues.

         Amortization of program cost and other direct project costs increased $2,507,896 from $2,063,508 in 1997 to $4,571,399 in 1998. The increases resulted from the write off of capitalized costs of the sports and direct marketing division as well as programs of the entertainment division which were either abandoned or had in lower amount than anticipated. Direct project cost include costs necessary to create or produce and market a property. During 1997, there was amortization of program costs relating to "Boxcino," "Hollywood Discoveries," "Tarzan: The Epic Adventures" and some smaller projects.

         Salaries and benefits decreased by $330,223, or 22%, to $1,183,355 in 1998 from $1,513,578 in 1997. This decrease is due substantially to the reduction in personnel.

         General and administrative expenses increased by $261,942, or 18%, to $1,715,719 in 1998 from $1,453,777 in 1997. This increase is due substantially to significant fees related to professional services including the legal fees incurred in defense and prosecution of several new actions in 1998.

         Amortization of goodwill increased by $754,250 to $831,414 in 1998 from $77,164 in 1997. This increase is due to the acceleration of amortization of goodwill retained by the Company after sale of its sports division because the retained operation was suspended.

         Interest expense was $41,090 in 1998 due to borrowing including loans from an officer. The Company capitalized all interest cost in 1997.

         Loss from operations increased by $4,735,903 reflecting a loss of $7,393,960 in 1998 to a loss of $2,658,057 in 1997. The increase was primarily a result of the amortization of program costs and goodwill as well as other factors discussed above.

         Company's equity in the income of its joint venture decreased $188,698. As compared to $317,721 in 1997. The Joint Venture's only revenue producing project to date has been "Tarzan: The Epic Adventures" which earned most of its revenues in 1996 when it was first released. Management's estimate of the ultimate revenues from "Tarzan: The Epic Adventures" have been revised downward. The $1,204,188 decrease was partially offset by the Company's $249,621 equity in the income of KS&E during the period April 1, 1997 through August 15, 1997 when the Company had a 49% interest.

         In 1997, the Company realized a gain of $3,512,836 from the sale in two transactions of a significant portion of its Sports Division.

         Income before income taxes decreased by $561,985 to a loss of $7,389,485 in 1998 from $1,172,500 in 1997. This decrease was a result of the factors described above.

         The provision for income tax benefit was $1,731,470 in 1998 as compared to the Income Tax Expense of $1,452,594 in 1997. The income tax expense for 1997 does not bear the expected relationship between pretax income and the federal corporate tax rate of 34% because of (a) the effect of state and local income taxes as described below and (b) the amortization of goodwill, the write-off of goodwill associated with the sale of KS&E in the amount of $2,386,115 as described below and certain other expenses are not deductible for income tax purposes.

         The goodwill written off in connection with the sale of KS&E had been originally created, for financial reporting purposes, in the tax free transaction in which SeaGull had acquired, for accounting purposes, KSG. As a result of the tax free nature of that transaction, the goodwill was not recognized for tax purposes. Consequently, the Company will have to report $5,899,951 ($6,000,000 of proceeds less $101,049 of direct costs) as the gain in the 1997 income tax returns. For federal income tax purposes, this gain is offset on the Company's consolidated tax return by net operating loss carryforwards ("NOLs"), resulting in no federal tax payment due. The Company's subsidiary, P&P, is required to record the sale for state and local income tax purposes. However,

P&P can only offset the gain with a limited amount of NOLs and as a result will have to pay approximately $751,000 in 1997 state and local income taxes. In addition to the Company's accrual of these tax payments, the Company is required to record deferred income tax expenses because the utilization of the NOLs in offsetting a portion of the gain from the sale of KS&E reduces the future income tax benefits that would otherwise be available.

         The Company's net loss amounted to $5,658,015, or $0.19 per share, for the year ended December 31, 1998, as compared to net loss of $280,094, or $0.01 per share, for the year ended December 31, 1997, respectively.

Net Operating Loss Carryforwards

         At December 31, 1998, NOLs of the Company amounted to approximately $8,537,500s for federal income tax purposes. The NOLs are not available for state income tax purposes. The NOLs begin to expire starting in 2011. The Company's subsidiaries file separate income tax returns in various states and localities. The losses of one subsidiary cannot be used to offset the losses of another subsidiary for state purposes. Certain of the Company's subsidiaries have substantial NOLs available for state and local income tax purposes. In addition, certain of the Company's subsidiaries have approximately $175,000 of NOLs that can only be used to offset future taxable income (for federal and certain state purposes) of the specific subsidiaries to which they pertain. These NOLs are further limited by the operation of Section 382 of the Internal Revenue Code. The subsidiaries are only allowed to use a maximum of approximately $27,000 of these carryforwards each year.

Liquidity and Capital Resources

         Net cash used in operating activities was $3,617,953 in 1998 compared with $984,388 in 1997. The increase in cash used operating activities was primarily the result of the $2,633,565 increase in the operating loss described above offset by noncash charges for deprecation and amortization and the conservation of cash through the increase of various operating liabilities.

         Net cash used by investing activities in 1998 was $1,973 compared to the net cash provided by investing activities of $1,232,964 in 1997. This change was due primarily due to proceeds of $6,000,000 from the sale of a portion of the Sports Division in 1997, offset by the expenditures for programs costs of $4,907,329.

         Net cash provided by financing activities amounted to $3,378,531 for the year ended December 31, 1998 as compared to $150,332 used by financing activities for the same period in 1997. The increase in cash provided by financing activities was primarily the result of the receipt of cash for equity transactions in 1998.

         As of December 31, 1998, the Company had cash of $4,865 compared with $252,260 as of December 31, 1997. Operating activities generated a net cash outflow of $3,617,953. The principle source of cash during 1998 was from the sale of shares which generated net cash in the amount of $3,201,231. This decline in cash inflow caused the Company a severe liquidity problem which it has partially addressed through equity financing, reduction in overhead.

         During the year ended December 31, 1998, the Company received no material cash from its 50% participation in the Joint Venture that produced and distributed of "Tarzan: The Epic Adventures." This resulted principally from the obligations of the Joint Venture to its vendor.

         Management believes that as additional entertainment properties are released to the market, cash flows from these properties will improve the overall Company cash situation significantly. Although each new project going into production will require additional financial resources, management expects that financing from venture partners and funding from sponsorships and pre-sales of programming will provide a significant portion of these needs

         At December 31, 1998, the Company had working capital deficity of $(303,553) as compared to working capital of $801,603 at December 31, 1997.

         As a result of the operating and programming requirements, management is continuing to explore initiatives to ensure adequate interim cash resources. The Company is seeking to obtain necessary funding from (a) equity financing;
(b) arrangements for profit participation in individual projects and (c) marketing or advertising tie-ins to programs and is exploring other joint venture relationships that will share the burden of program investment. The Company received $750,000 upon the sale of convertible notes in April 1999. The investors subject to certain conditions which the Company believes are attainable have agreed to purchase an additional $1,250,000 of convertible debentures.


Inflation

         The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or its profitability.

Year 2000 Compliance

         The Company's computer programs are not Y-2K Compliant. The Company has made arrangements to correct its programs by October 1999.

Item 7. Financial Statements

         Reference is made to pages F-1 through F-28 comprising a portion of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no changes in accountants due to disagreements on accounting and financial disclosure during the 24 months prior to December 31, 1998.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The directors and executive officers of the Company are as follows:

        Name             Age      Position
        ----             ---      --------
Henry Siegel             56       Chief Executive Officer, Chairman of the Board

Paul Siegel              56       President and Director

Ray Volpe                57       Director

Martin Miller            57       Director

Irving Greenman          63       Vice President, Chief Financial Officer


         Henry Siegel has been Chairman of the Board, Chief Executive Officer and Director of the Company since 1995 and has been an officer of SeaGull, a subsidiary of the Company, since that company's inception in 1994. Mr. Siegel began his career at Grey Advertising and in 1974 was placed in charge of its media operation, managing all areas of media planning, research and execution. In 1976, Mr. Siegel founded Lexington Broadcasting Services ("LBS"), where he pioneered the concept of barter syndication (advertiser-supported television). As Chairman and chief executive officer of LBS, he launched numerous successful television series, including "Fame" and "Baywatch." In 1988, Mr. Siegel, with Warburg, Pincus Capital Company, purchased Grey Advertising's interest in LBS. LBS entered into bankruptcy in 1991 and emerged from bankruptcy in 1993, soon after merging with All American Communications in 1992. In July 1994, Mr. Siegel formed SeaGull.

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

         Martin Miller has been a director of the Company since February 1995. Mr. Miller, for the past five years, has been a manager of corporate finance for Millport Ltd., presently a Bahamian based investment advisor of foreign investors.

         Executive officers serve at the discretion of the Board of Directors.

         Henry Siegel and Paul Siegel are brothers.


Item 10. Executive Compensation

         The following table sets forth information concerning compensation paid or accrued by the Company or its subsidiaries for services rendered during the fiscal years ended December 31, 1996, 1997 and 1998 to the Company's Chief Executive Officer and to each executive officer whose compensation exceeded $100,000 during its fiscal year ended December 31, 1998:

                           Summary Compensation Table


                                                               Annual
                                                            Compensation
           Name and                                         ------------
      Principal Position             Year                      Salary
---------------------------        --------                 ------------
Henry Siegel                         1998                     $350,000*
 Chief Executive Officer             1997                     $350,000
                                     1996                     $125,000


Paul Siegel                          1998                     $275,000*
 President                           1997                     $275,000
                                     1996                     $125,000


Irving Greenman                      1998                     $164,215
 Chief Financial Officer
-------------
* Partial 1998 and 3 months salaries in 1999 were not paid but accrued.

      The following table sets forth all grants of stock options to each of the named executive officers of the Company during the fiscal year ended December 31, 1997.

                       Option Grants in Last Fiscal Year

                 Number of Shares           Per Cent of Total
                 of Common Stock            Options Granted to
                 Underlying Options         Employees in Fiscal
    Name             Granted                       Year            Exercise Price    Expiration Date
---------------- -------------------        -------------------    --------------    ---------------
Henry Siegel            0                           ---                 ---               ---

Paul Siegel             0                           ---                 ---               ---



         The following table sets forth information as to options exercised by each of the named executives during the fiscal year ended December 31, 1998 and the value of in-the-money options held by such executives at December 31, 1998.

         Option Exercises in Last Fiscal Year and Fiscal Year End Option Values


                         Number of
                         Shares of
                         Common
                           Stock                         Number of Shares of Common
                        Acquired on        Value        Stock Underlying Unexercised    Value of In-the-Money Options at
   Name                  Exercise         Realized          Options at 12/31/98                    12/31/98
-----------            -------------      ---------     -----------------------------   ---------------------------------
                                                        Exercisable   Unexercisable     Exercisable      Unexercisable
                                                        -----------   -------------     -----------      -------------
Henry Siegel                 0              ---            ---             ---              ---               ---

Paul Siegel                  0              ---            ---             ---              ---               ---

------------

Employment Agreements

      The Company entered into employment agreements as of January 1, 1997 with Henry Siegel, Chief Executive Officer of the Company, and Paul Siegel, President of the Company. Each agreement has a three-year term which renews for an additional year on each anniversary of the agreement, and provides for an annual base compensation of $350,000, with annual increases subsequent to the three year term in an amount to be determined by the Board of Directors.. In addition, Henry Siegel and Paul Siegel are each entitled to such bonuses as may be awarded by the Board of Directors in its discretion. Each agreement also provides for the payment of benefits, including an automobile allowance. In the event of the death or total disability of either executive, the Company has agreed to pay his estate or the executive the unpaid portion of his annual base compensation, but in no event less than six months base compensation. The agreement also contains a non-competition provision covering the term of the agreement plus two years following termination or expiration of the agreement. The Company has not paid salary under then agreements since November 1999.

Stock Option Plan

      The Company has adopted a 1996 Stock Option Plan (the "1996 Plan") for officers, employees and consultants of the Company or any of its subsidiaries and other entities in which the Company has an interest. The 1996 Plan provides for the granting of options which are intended to qualify either as incentive stock options (the "Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986 or as options which are not intended to meet the requirements of such section (the "Nonstatutory Stock Options" and collectively with the Incentive Stock Options, the "Options"). As of December 31, 1997, Options to purchase 835,000 shares of Common Stock had been granted.

     The 1996 is administered by the Board of Directors or a committee of the Board of Directors (the "Administrator"). The Administrator has discretionary authority (subject to certain restrictions) to determine, among other things, the individuals to whom and the times at which the Options will be granted; the number of shares of Common Stock underlying the Options; and the exercise price and the vesting periods of the Options.

      The Options are evidenced by a written agreement containing the above terms and such other terms and conditions consistent with the 1996 Plan as the Administrator may impose. The exercise price of Incentive Stock Options may not be less than 100% of the fair market value of the Common Stock at the date of grant (110% in the case of Incentive Stock Options granted to holders of 10% of the voting power of the Company's capital stock). The aggregate fair market value of Common Stock (determined at time of option grant) with respect to which Incentive Stock Options become exercisable for the first time in any year cannot exceed $100,000. Each Option, unless sooner terminated, shall expire no later than 10 years from the date of the grant (five years in the case of Incentive Stock Options granted to holders of 10% of the voting power of the Company's capital stock), as the Administrator may determine.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of the Common Stock as of December 31, 1998 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table above and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


Name and address of Beneficial       Number of Shares
            Owner                   Beneficially Owned     Percentage of Class
------------------------------      ------------------     -------------------
Henry Siegel                            3,055,000                  8%
244 West 54th Street
New York, New York

Paul Siegel                             3,055,000                  8%
5777 West Century Boulevard
Suite 725
Los Angeles, California 90045

Ray Volpe                               3,055,000                  8%
136 Madison Avenue
New York, New York

Martin Miller                                  --                 --
57 The Circle
Glen Head, New York


All directors and executive
    officers as a group (4 persons)     9,165,000                 24%

------------
(1) Does not include 90,000 shares owned by Mr. Miller's wife. Mr. Miller disclaims beneficial ownership of such shares.

Item 12. Certain Relationships and Related Transactions

         Pursuant to an agreement, dated as of April 1, 1997, between the Company and By-The-Way Corporation ("BTW"), a corporation wholly-owned by Ray Volpe, a director of the Company, BTW granted to the Company in perpetuity the right at any time to develop, produce, distribute, market, license or otherwise exploit (the "Exploitation Rights") all entertainment properties (other than properties licensed to KS&E) in consideration of an option payment consisting of $112,500 previously advanced and additional payments to be made by the Company to BTW of $150,000 per year. Such option payment will be offset against fees or amounts payable by the Company for any Exploitation Rights granted to the Company by BTW. During the year ended December 31, 1997, the Company paid BTW $150,000.

         Commencing in April 1997, KS&E sublet approximately 42% of the Company's office space in New York City for a prorata share of the rent. In addition, KS&E pays the Company 42% of certain overhead that it utilizes in New York City. During the fiscal year ended December 31, 1998, the Company received approximately $361,904 from KS&E for such rent and overhead. Ray Volpe, a director of the Company, is Chief Executive Officer of KS&E.

         During 1998 pension trust for the benefit of Henry Siegel advanced the Company $150,000.

         The Company received loans, represented by 8% one year notes, in the principle amount of $412,217 and $600,000 during the years ended December 31, 1997 and 1996, respectively, from foreign clients of Millport Ltd. (the "Millport Clients"), a Bahamian domiciled investment advisor. All of such loans were repaid as of December 31, 1997. As additional consideration for granting these loans to the Company, the Millport Clients have received two year warrants to purchase an aggregate of 4,048,866 shares of Common Stock at $.25 per share. Millport Clients also have purchased 4,732,220 shares of Common Stock from the Company for an aggregate of $2,484,415. In addition, some of the Millport Clients have purchased shares of Common Stock in the open market. In settlement on claims an agreement to pay indebted of the Company the Millport clients have accepted warrants to purchase Company's common stock. Martin Miller is a director of the Company and a director of corporate finance of Millport Ltd. The Millport Clients are not affiliates of Mr. Miller or Millport Ltd.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

   2.01 Plan and Agreement of Reorganization, dated as of October 22, 1996, among the Company and the shareholders of HSPS (1)

   3.01(5)  Certificate of Incorporation of the Company

   3.02(5)  By-Laws of the Company

   4.01(5) Specimen Certificate representing the Common Stock, par value $.01 per share

  10.01*    1996 Stock Option Plan.(2)

  10.02*(5) Employment Agreement entered into between the Company and Henry
            Siegel

  10.03*(5) Employment Agreement entered into between the Company and Paul
            Siegel

  10.06(5) Joint Venture Agreement, dated as of October 1, 1995, between SeaGull Entertainment, Inc. and Keller Entertainment Group, Inc.

  10.07 Amended and Restated Limited Liability Company Agreement, dated as of April 30, 1997, among the Company, Interpublic Group of Companies, Inc., 345 Park Avenue PAS Sports, Inc. and People & Properties, Inc.(3)

  10.08 Agreement dated as of August 20, 1997, among, Interpublic Group of Companies, Inc., 345 PAS Sports, Inc., and People & Properties, Inc.(4)

  10.9(5) Vendor Agreement, dated December 18, 1996, between the Company and HSN Direct Int. LTD. and addendum thereto, dated March 31, 1997

  10.10(5) Joint Venture Agreement, dated as of June 1995, between the Company and BV Sports Marketing, Inc.

  10.11 Distribution Agreement between Global Entertainment Productions and Kaleidoscope Media Group Incorporated, dated November 19, 1998.

  21.01     Subsidiaries of the Company

  23.1      Consent of Independent Accountants

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

(5) Such Exhibits were filed with Company's Annual Report on 10K, for 1997 and are incorporated herein by reference.

(b) Reports on Form 8-K

     None

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                            FINANCIAL STATEMENTS WITH
                          INDEPENDENT AUDITOR'S REPORT

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                         KALEIDOSCOPE MEDIA GROUP, INC.


                                  - I N D E X -

                                                                                 Page
                                                                                Number

Independent Auditors' Report                                                      F-2


Financial Statements


      Consolidated Balance Sheets                                                F-3-4


      Consolidated Statements of Operations                                       F-5


      Consolidated Statements of Changes in Stockholders' Equity (Deficit)        F-6


      Consolidated Statements of Cash Flows                                      F-7-8


      Notes to Consolidated Financial Statements                                 F-9-26




                           INDEPENDENT AUDITORS REPORT


Board of Directors
Kaleidoscope Media Group Inc.


We have audited the accompanying consolidated balance sheets of Kaleidoscope Media Group, Inc. (formerly BNN Corporation) and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statement of Kaleidoscope Media Group Inc. (formerly BNN Corporation) at December 31, 1997 were audited by other auditors whose report dated April 14, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above represent fairly, in all material respects, the financial position of Kaleidoscope Medial Group, Inc. (formerly BNN Corporation) and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements does not include any adjustments that might result from the outcome of this uncertainty.




Garden City, New York
April 14, 1999

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (formerly BNN Corporation)
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                         December 31,
Current Assets:                                                    1998                1997
                                                               ----------          ----------
        Cash                                                   $    4,865          $  252,260
        Accounts receivable, less allowance for
            doubtful accounts of $457,143 and
            $116,539 in 1998 and 1997, respectively               323,325             746,681
        Note receivable, less allowance for bad debt
            of $50,000 in 1997                                       --                  --
        Program cost inventory - current portion, net
            of accumulated amortization                           650,929           2,876,975
        Deferred income taxes                                     997,514             266,000
        Other current assets                                       55,006             129,153
                                                               ----------          ----------

             Total current assets                               2,031,639           4,271,069

Program Cost Inventory, less current portion,
    net of accumulated amortization                               801,006           2,287,892

Loans and Advances Receivable -
    Officers and Shareholders                                       9,000              36,300

Property and Equipment, at cost, less
    accumulated depreciation                                       28,458              82,782

Investment in Joint Venture                                       989,452           1,376,500

Deferred Income Taxes                                           1,410,386             356,600

Goodwill, net of accumulated amortization                            --               831,414

Other Assets                                                       11,592              24,116
                                                               ----------          ----------

                                                               $5,281,533          $9,266,673
                                                               ==========          ==========

                       See notes to financial statements.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (formerly BNN Corporation)
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                   December 31,
Current Liabilities:                                                                       1998                  1997
                                                                                       -----------           -----------
        Cash overdrafts                                                                $    13,051           $   194,148
        Notes payable, current portion                                                     190,000                40,000
        Accounts payable and accrued liabilities                                         1,242,090             1,656,384
        Income taxes payable                                                               906,301               839,496
        Option agreement payable - current portion                                          43,750               150,000
        Deferred rent - current portion                                                       --                  42,405
        Deferred income and client advances                                                   --                 697,033
                                                                                       -----------           -----------

             Total current liabilities                                                   2,395,192             3,619,466

Security Deposit Payable                                                                    10,552                  --

Option Agreement Payable, less current portion                                                --                  37,500

Deferred Rent, less current portion                                                           --                 277,134
                                                                                       -----------           -----------

             Total liabilities                                                           2,405,744             3,934,100
                                                                                       -----------           -----------

Stockholders' Equity:
        Common stock, $0.001 par value, 100,000,000 shares authorized;
             38,660,960 and 26,027,082 shares and outstanding at December 31,
             1998 and 1997, respectively                                                    38,661                26,027
        Preferred stock, $0.001 par value, 15,000,000
             shares authorized, none issued in 1998 and 1997                                  --
        Additional paid-in capital                                                       9,386,258             6,197,661
        Accumulated deficit                                                             (6,549,130)             (891,115)
        Stock subscriptions receivable less allowance for doubtful accounts
             of $1,111,542 and $438,075 in 1998 and 1997, respectively                        --                    --
        Treasury stock 529,000 shares in 1998 and 1997 at cost                                --                    --
                                                                                       -----------           -----------

             Total stockholders' equity                                                  2,875,789             5,332,573
                                                                                       -----------           -----------

             Total liabilities and stockholders' equity                                $ 5,281,533           $ 9,266,673
                                                                                       ===========           ===========

                       See notes to financial statements.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (formerly BNN Corporation)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                For the year ended
                                                                                    December 31,
                                                                            1998                  1997
                                                                         -----------           -----------
Net Revenue                                                              $ 1,137,675           $ 2,741,392
                                                                         -----------           -----------

Direct Project Costs:
        Amortization of program costs and
          other direct project costs                                       4,571,399             2,063,503
                                                                         -----------           -----------

             Total direct project costs                                    4,571,399             2,063,503
                                                                         -----------           -----------

Gross Profit                                                              (3,433,724)              677,889
                                                                         -----------           -----------

Expenses:
        Amortization of program costs relating to joint venture              188,658               291,427
        Salaries and benefits                                              1,183,355             1,513,578
        General and administrative                                         1,715,719             1,453,777
        Amortization of goodwill                                             831,414                77,164
        Interest                                                              41,090                  --
                                                                         -----------           -----------

             Total expenses                                                3,960,236             3,335,946
                                                                         -----------           -----------

Operating Loss                                                            (7,393,960)           (2,658,057)

Gain on Sale of Assets                                                          --               3,512,836

Gain on Lease Cancellation                                                   193,133                  --
                                                                         -----------           -----------

Income (Loss) before Equity in Income of Joint
        Ventures and Income Taxes                                         (7,200,827)              854,779

Equity in Income of Joint Ventures                                          (188,658)              317,721
                                                                         -----------           -----------

Income before Income Taxes                                                (7,389,485)            1,172,500

Income Tax Expense (Benefit)                                              (1,731,470)            1,452,594
                                                                         -----------           -----------

Net Income (Loss)                                                        $(5,658,015)          $  (280,094)
                                                                         ===========           ===========

Basic Earnings (Loss) Per Share                                          $     (0.19)          $     (0.01)
                                                                         ===========           ===========

Diluted Earnings (Loss) Per Share                                        $     (0.19)          $     (0.01)
                                                                         ===========           ===========

                       See notes to financial statements.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (formerly BNN Corporation)
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                   Additional
                                     Shares          Common          Paid-in       Accumulated
                                     Issued           Stock          Capital          Deficit           Total
                                  -----------     -----------      -----------     -----------      -----------
Balance - January 1, 1997          23,557,082         146,731        5,207,506        (611,021)       4,743,216

Issuance of shares                  2,470,000          24,700          560,300            --            585,000

Issuance of warrants (Note 3)            --              --            284,451            --            284,451

Adjustment of par value upon
    reincorporation of KMG               --          (145,404)         145,404            --               --

Net loss                                 --              --               --          (280,094)        (280,094)
                                  -----------     -----------      -----------     -----------      -----------

Balance - December 31, 1998        26,027,082          26,027        6,197,661        (891,115)       5,332,573

Issuance of shares                 12,633,878          12,634        3,188,597            --          3,201,231

Net loss                                 --              --               --        (5,658,015)      (5,658,015)
                                  -----------     -----------      -----------     -----------      -----------

Balance - December 31, 1998        38,660,960     $    38,661      $ 9,386,258     $(6,549,130)     $ 2,875,789
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

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (formerly BNN Corporation)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                For the year ended
                                                                                                     December 31,
                                                                                         --------------------------------
Cash Flows from Operating Activities:                                                        1998                  1997
                                                                                         -----------          -----------
Net income (loss)                                                                        $(5,658,015)         $  (280,094)
Adjustment to reconcile net income (loss) to net cash
    used in operating activities:
        Amortization and depreciation                                                        893,711            1,098,749
        Equity in income of joint venture                                                    387,048             (317,721)
        Fee income from joint venture recorded as
          an increase in the investment                                                         --               (186,300)
        Deferred income tax expense (benefit)                                             (1,785,300)             736,400
        Deferred rent                                                                       (319,539)             (43,653)
        Gain from sale of assets                                                                --             (3,512,836)
        Change in assets and liabilities, net of effects,
          in 1996, from purchase of KG:
             Accounts receivable                                                             423,356               60,664
             Expenditures billable to clients                                                   --                228,071
             Other current assets                                                             74,147               68,714
             Security deposits payable                                                        10,552                 --
             Options payable                                                                (143,750)                --
             Other assets                                                                     12,524               (3,000)
             Cash overdraft                                                                 (181,097)             194,148
             Accounts payable an accrued liabilities                                        (414,294)              12,368
             Write-down of program costs inventory                                         3,712,932                 --
             Income taxes payable                                                             66,805              672,575
             Deferred income and client advances                                            (697,033)             287,527
                                                                                         -----------          -----------

                         Net cash used in operating activities                            (3,617,953)            (984,388)
                                                                                         -----------          -----------

Cash Flows from Investing Activities:
        Distributions from joint venture                                                        --                285,422
        Advances and loans to officers and shareholders                                         --                (49,218)
        Expenditures for program costs                                                          --             (4,907,329)
        Acquisition of property and equipment                                                 (7,973)             (17,547)
        Proceeds from sale of property and equipment                                            --                 22,685
        Payment of expenses relating to the sale of assets                                      --               (101,049)
        Proceeds from sale of assets                                                            --              6,000,000
                                                                                         -----------          -----------

                         Net cash provided by (used in)
                             operating activities                                             (7,973)           1,232,964
                                                                                         -----------          -----------

                       See notes to financial statements.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (formerly BNN Corporation)
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                  For the year ended
                                                                                      December 31,
                                                                              1998                  1997
                                                                          -----------           -----------
Cash Flows from Financing Activities:
        Deferred offering costs                                                  --                 (79,869)
        Repayments of loans payable - shareholders                             27,300                  --
        Proceeds from notes payable                                           150,000               582,766
        Repayments of notes payable                                              --              (1,488,925)
        Principal payments on capitalized lease obligations                      --                 (33,745)
        Issuance of common stock                                            3,201,231               585,000
        Issuance of warrants                                                     --                 284,451
                                                                          -----------           -----------

             Net cash provided by (used in) financing activities            3,378,531              (150,322)
                                                                          -----------           -----------

Increase (decrease) in cash                                                  (247,395)               98,254

Cash - January 1,                                                             252,260               154,006
                                                                          -----------           -----------

Cash - December 31,                                                       $     4,865           $   252,260
                                                                          ===========           ===========





                       See notes to financial statements.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998


Note 1 - Organization and Description of Business:
--------------------------------------------------

           On October 22, 1996 Kaleidoscope Media Group, Inc. ("KMG"), which changed it name from BNN Corporation in December 1997 (upon reincorporating as a Delaware corporation - it had been a Nevada corporation) and was a publicly traded corporation without significant operations, acquired all of the outstanding share of HSPSMM, Inc. ("HSPS") which changed it name from Kaleidoscope Media Group, Inc. in November 1997. The transaction was effected by issuing additional KMG shares in an amount that resulted in the original HSPS shareholders receiving approximately 40.3% of the outstanding shares of BNN. The original HSPS shareholders owned additional shares of KMG from before the October 22, 1996 transaction. After the consummation of the transaction, they owned approximately 47% of the outstanding shares, and with the other 53% scattered, had effective control.

           For financial reporting purposes, the transaction was recorded as a recapitalization of HSPS. HSPS is the continuing, surviving, entity for accounting purposes, but adopted the capital structure of KMG which is the continuing entity for legal purposes. All references to share of common stock have been restated to reflect the equivalent number of KMG shares.

           To clarify the corporate names discussed above, the parent company, formerly called BNN Corporation, has adopted the name for the former subsidiary, Kaleidoscope Media Group, Inc. which in turn changed its name to HSPSMM, Inc. All references in these financial statements to KMG refer to the "new" KMG; all references to HSPS refer to the "old" KMG.

           HSPS was formed in May of 1996, at which time it issued 5,685,688 common shares to acquire approximately 91% of the outstanding share of SeaGull Entertainment, Inc. ("SeaGull") and 3,814,312 common shares to acquire 100% of the outstanding stock of the Kaleidoscope Group ("KG"), a marketing and consulting company engaged primarily in sports and event marketing. Since, as a result of the transaction, stockholders of SeaGull owned a majority of the common stock of HSPS, the acquisition of SeaGull by HSPS was accounted for as a recapitalization of SeaGull. Accordingly, the historical financial statements are those of SeaGull. The acquisition of KG was accounted for as a purchase of KG by SeaGull. The shares issued to acquire KG were assigned a value of $2,900,000, based upon the fair value of KG's net assets. At the date of acquisition, KG had a stockholders" deficit of approximately $539,670, resulting in the recording of goodwill of $3,439,670. The goodwill was amortized using the straight line method over a period of twenty years, and amounted to $2,608,256 for the years ended December 31, 1997. KG's results of operations are included in the consolidated financial statements.

           During 1998, KG discontinued operations of this division. Any remaining unamortized goodwill related to the acquisition was written off.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

Note 1  - Organization and Description of Business (Continued):
---------------------------------------------------------------

           Kaleidoscope Media Group, Inc. and Subsidiaries (the "Company") operated three divisions:

           The Entertainment Division (principally consisting of SeaGull's business activities) is primarily engaged in the business of the development. production and domestic and international distribution of entertainment properties as well as exploiting the related licensing and merchandising opportunities. It also provides consulting services in the development of specialty television programming and is involved in the acquisition and distribution of entertainment library properties.

           The Sports Division (principally consisting of KG's business activities) was primarily engaged in sports and event marketing and consulting including event management, sponsor and event representation, event related sales promotions, event related media and publicity, advertising and sponsorship sales and specialty publishing. Most of the Company's projects in these areas were sports related. As more fully described in Notes 1 and 3, the remaining portion of the sports division's properties and operations that were not sold during 1997 were discontinued in 1998.

           The Direct Marketing Division was initiated in January, 1997 and is engaged in the production of home shopping programming. This division was discontinued in 1998.

Note 2  - Summary of Significant Accounting Policies:
-----------------------------------------------------

           Principles and Consolidation:
           -----------------------------

           The consolidated financial statements include the accounts and transactions of KMG and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated. KMG's investment in its 50% owned joint venture is accounting for on the equity method. Accordingly, KMG's share of the earnings of the joint venture are included in the consolidated statement of operations.

           Program Cost Inventory:
           -----------------------

           Program cost inventory is stated at the lower of amortized cost or estimated realizable value. Television productions and participation costs are amortized based on the ratio of the current period's gross revenues to estimated total gross revenues from all sources (the "ultimate" revenue) on an individual production basis. Estimates of total gross revenues can, and usually do, change significantly due to the level of market acceptance of television products. In addition, because of uncertainties inherent in the process of estimating costs, estimates of the ultimate costs of episodic television programming can change significantly in the near term. Accordingly, the estimates of ultimate revenue and costs are reviewed periodically and are adjusted upward or downward as additional information is learned. Amortization expense is consequently adjusted. Such adjustments could have a material effect on results of operations in future period.

           In the case of episodic television programming, the Company considers each season to be a single product for the estimation of ultimate revenues and costs.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

Note  2 - Summary of Significant Accounting Policies (Continued):
-----------------------------------------------------------------

           Program Cost Inventory (Continued):
           -----------------------------------

           Interest is capitalized as part of program cost inventory when it is incurred during the same time period as the expenditures for the program costs. During the years ended December 31, 1998 and 1997, $-0- and $651,198 of interest cost was capitalized as part of program cost inventory.

           During 1998, $3,712,932 of program cost inventory was written off because of lowered estimates of revenues or discontinued projects.

           Revenue Recognition:
           --------------------

           Revenue from the licensing or distribution of a television program is recognized when the licensee of the program has the legal right to exhibit or broadcast the program and the program is deliverable to the licensee.

           Revenue from the barter syndications of television programming (the sale of television programming in exchange for advertising time) is recognized when the program has been licensed, the licensee has the legal right to broadcast the program, the program is deliverable to the licensee, noncancelable contracts have been signed with both the station and the purchaser of the advertising time and appropriate allowances can be estimated for rating shortfalls (" make goods"). The estimation process has inherent uncertainties. Accordingly, management's estimate of the allowance for rating shortfalls may change in the near term. Such changes could have a material effect on results of operations in future periods.

           Revenue is recognized from Company owned events when the event takes place. Revenue from consulting and management of events owned by others if recognized over the period during which the services are rendered. Revenue from sponsorship sales and representation for a specific event is recognized when the event occurs. Revenue from sponsorship sales and representation for organizations or an ongoing series of events is recognized as the organization or owner of the events is entitled to bill the sponsor. Television production revenue is recognized upon completion of the production.

           Expenditures Billable to Clients:
           ---------------------------------

           Expenditures billable to clients represent direct costs incurred by the Company, in connection with its various contracts, that are either specifically billable to the clients under the contracts, or related to contracts for which the fees have not yet been filled or earned. Payroll and related costs, including those relating to specific client work, are expenses as incurred.

           Deferred Revenue:
           -----------------

           Deferred revenue presents amounts received from or billed to clients in accordance with certain contracts prior to the Company's completion of the earning process in accordance with its revenue recognition policy. Upon completion of the earning process, the amounts are included in revenue.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998



Note 2  - Summary of Significant Accounting Policies (Continued):
-----------------------------------------------------------------

           Depreciation:
           -------------

           Property and equipment are stated at cost and are depreciated on straight-line and accelerated methods over the estimated useful lives indicated in Note 10. Leasehold improvements are amortized over the term of the lease.

           Goodwill:
           ---------

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

           Cash Overdrafts:
           ----------------

           KMG and the various subsidiaries maintain most of their cash balance in the same bank but in separate accounts owned by the different corporations. The Company's practice has generally been to view the group of accounts at the same bank as one balance and to move funds from one account to another, with the bank's cooperation, as funds are needed to pay checks as presented. Because there is no legal right of offset of one subsidiary's positive balance with another's overdraft balance, generally accepted accounting principles require that the overdraft balances be shown separately as a liability.

           Incentive Stock Option Plan:
           ----------------------------

           Stock based compensation is recognized using the intrinsic value method under which compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the exercise price. For disclosure purposes, pro-forma net income and earnings per share are provided as if the fair value method had been applied.

           Use of Estimates:
           -----------------

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the years then ended. Actual results could differ from those estimated.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998





Note 2  - Summary of Significant Accounting Policies (Continued):
-----------------------------------------------------------------

           Earnings (Loss) Per Common Share:
           ---------------------------------

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

           Income Taxes:
           -------------

           Income tax expense (benefit) consists of income taxes currently due or refundable arising from the period's operations as adjusted by the deferred tax expense (benefit). The deferred tax expense (benefit) arises from those changes in the Company's deferred tax assets and liabilities relating to operations. Deferred tax assets and liabilities result from temporary differences between the amounts of assets and liabilities recorded on the financial statements and the amounts recorded for income tax purposes. Deferred tax assets also result from certain income attributes existing at the balance sheet date that can provide future income tax benefits including net operating loss carryforwards which can be used to offset future taxable income. The deferred tax assets and liabilities are calculated based on the currently enacted tax rates that apply to the periods that the temporary differences are expected to reverse or the tax attributes are expected to be utilized. Deferred tax assets are reduced by a valuation allowance when, the in opinion of management, it is likely that some portion or all of the deferred tax assets will not be realized.

           The Company files consolidated federal income tax returns, including all the subsidiaries (i.e., they are taxed as if they were one company). KMG and each of the subsidiaries files separate state and local income tax returns in the jurisdictions where they are subject to tax. Accordingly, when one subsidiary has taxable income, the tax losses of another subsidiary cannot be used to offset that subsidiary's taxable income for state and local purposes. State and local taxes must be paid even though the consolidated entity has a loss.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998


Note 3  - Sale of Assets:
-------------------------

           In May, 1997, the Company consummated an agreement, effective April 1, 1997, with the Interpublic Group of Companies ("IPG") for the formation of a new venture, Kaleidoscope Sports & Entertainment LLC ("KS&E"). Pursuant to the agreement, the Company formed KS&E as a wholly-owned subsidiary, contributed a substantial portion of its sports properties and operations to KS&E and then sold a 51% interest in KS&E to IPG. IPG also acquired an option to buy the remaining 49% interest. IPG paid $2,400,000 and assumed an obligation to make certain contingent payments to the Company if income targets were met by KS&E during the ensuing three years.

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

           After the sale to IPG, the Company intended to retain several of its sports related properties and become involved in additional sports projects. However as discussed in Note 1, the remaining portion of the sports division properties and operations were discontinued.

Note 4  - Major Customers:
--------------------------

           During the year ended December 31, 1997, approximately 21% of the Company's revenue was derived from services provided to one U.S. automobile company. There were no major customers in 1998. The revenue from this customer was earned in the sports division operations acquired in the KG transaction on May 3, 1996. The contracts and relationships with this customer was part of the assets contributed to the KS&E joint venture (Note 3) which was eventually sold and discontinued.

Note 5  - KMG Transaction/Recapitalization:
-------------------------------------------

           As described in Note 1, KMG acquired HSPS on October 22, 1996, in a transaction recorded as a recapitalization of HSPS. The transaction was recorded as an issuance of 13,528,082 shares (14,057,082 less 529,000 treasury shares) in exchange for the cancellations of a $1,336,018 payable to KMG, that had resulted from cash previously advanced, and a $588,000 deferred tax asset. The amount recorded as the capital contribution was reduced by $93,781 of related costs. In September, 1997 an additional 130,000 shares were issued to settle the claims of certain individuals who claimed to have rights to shares of KMG arising from transactions with KMG prior to its legal acquisition of HSPS. Because this was a contingency existing at the time of the transaction, no accounting loss was recorded upon the issuance of the shares.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998


Note 5  - KMG Transaction/Recapitalization (Continued):
-------------------------------------------------------

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

Note 6  - Program Cost Inventory:
---------------------------------

         Program cost inventory consisted of the following:

                                                             December 31,
                                                        1998            1997

         Released, less accumulated amortization     $1,451,935     $ 1,730,942

         In-process                                           0       3,433,925
                                                     ----------     -----------
                                                      1,451,935       5,164,867
         Less: Current portion                         (650,929)     (2,876,975)
                                                     ----------     -----------

         Noncurrent portion                          $  801,006     $2,287,892
                                                     ==========     ==========

Note 7  - By-The-Way Agreement:
-------------------------------

           Included in program cost inventory at December 31, 1997 is $412,500 consisting of $225,000 of payments made to, and $187,500 of additional obligations incurred to, By-The-Way Corporation ("BTW"), a corporation wholly owned by a Ray Volpe, a director of the Company and owner of approximately 12% of the Company's outstanding common stock at December 31, 1997. These advances were made pursuant to a contract between the Company and BTW, dated April 1, 1997, whereby the Company made payments $6,250 (semi-monthly) for the period April 1, 1997 through December 31, 1998 and applied $112,500 of loans made prior to April 1, 1997. $43,750 is a current liability for the period ended March 31, 1999. These payments give the Company, in perpetuity, the right to acquire, and a right of first refusal with respect to, all entertainment properties licensed or owned by BTW (other than those properties licensed to KS&E). If the Company should acquire a property, it can apply the advances made against any amounts due. The Company had recorded these advances as an asset because management had estimated that it was probable the advances made as of December 31, 1997 would be used to acquire some of the properties and the value of the properties so acquired would equal or exceed the carrying amount. Due to the inherent uncertainty as to whether the advances would be used to acquire properties of sufficient value, it is possible that this estimate will change in the near term and that some or all of the advances will be written-off and charged as a reduction of income.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998





Note 8  - Loans and Advances Receivable - Officers and Shareholders':
--------------------------------------------------------------------

           These loans and advances to officers and shareholders do not bear interest and have no definite due date.

Note 9 - Property and Equipment:
--------------------------------

           Property and equipment consisted of the following:

                                                                                       Estimated Useful
                                                              December 31,                Life in Years
                                                         1998           1997
           Automobile                                 $ 51,543      $   51,543                 5
           Furniture and fixtures                       14,855          58,299                 7
           Computers and office equipment               46,426          78,339                 5
                                                       -------        --------
                                                       112,824         188,181
           Less: accumulated depreciation              (84,366)       (105,399)
                                                       -------         -------

                                                      $ 28,458      $   82,782
                                                       =======        ========

           Depreciation expense was $62,297 and $48,488 for the years ended December 31, 1998 and 1997, respectively.

Note 10 - Investment in Joint Ventures:
---------------------------------------

           The Company has a 50% ownership interest in Keller-Siegel Entertainment LLC ("KSE"). KSE produces Tarzan: The Epic Adventures, an hour long action adventure television series that first aired in September, 1996. Revenue is derived from both domestic and foreign sources. The Company is the domestic distributor of Tarzan: The Epic Adventures. Both the Company and the other 50% owner of KSE provide production, marketing and administrative services to KSE, the cost of which exceeds the reimbursements received from KSE. Certain of these production and marketing costs related to Tarzan: The Epic Adventures have been capitalized by the Company as program cost inventory. The amortization of this program cost inventory, as well as the KSE share of administrative and noncapitalizable marketing costs are recognized as expenses in the statement of operations.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998


Note 10 - Investment in Joint Ventures (Continued):

           The production costs for the two part premiere episode along with certain pre-release marketing costs were funded by STI Entertainment ("STI") under an agreement by which STI was to fund the production costs for the entire season's episodes in exchange for significant gross profit participation. STI refused to supply the funding for the remaining episodes. As a result, KSE incurred significant costs in arranging for alternate financing. During 1997, STI asserted a claim for an accounting contending that they were due monies for the premiere episode. Management vigorously contests this claim, contending that STI materially breached its contract with KSE, which material breach excused any further performance of KSE thereunder, and also contending that KSE has been damaged in an amount exceeding $2,800,000. A complaint has been filed by KSE against STI and other seeking damages for breach of contract and to declare that KSE is excused from all future performance under the contract. Management and STI are now engaged in settlement discussions. Despite management's belief that it has a strong case for the damages claim against STI and against STI's claim for profit participation, due to the uncertainties inherent in litigation, it is at least reasonable possible that a material liability could result, although the amount cannot be estimated.

           Kaleidoscope Sports & Entertainment LLC:

           From the April 1, 1997 effective date of the sale to IPG (consummated in May of 1997) through the sale of the remaining interest in August of 1997, the Company held a 49% interest in KS&E.

Note 11 - Capitalized Lease Obligation:

           The Company was obligated under a capitalized lease requiring payments of $2,919 per months, including interest at 7.2%, through January 1998. The final payment under this lease was made in December 31, 1997.

Note 12 - Notes Payable:

                                                       December 31,
                                                       ------------
                                                  1998              1997
                                                  ----              ----

    Note payable - due to officer              $ 150,000         $       0

    Note payable to the former parent
    of KG (see Note 16).                       (  40,000)        (  40,000)
                                               ---------         ---------

                                               $ 190,000         $  40,000
                                               =========         =========

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998


Note 13 - Millport Transactions:

           During 1996 and the first quarter of 1997, the Company issued notes (with face amounts of $600,000 and $412,217, respectively) payable on demand, bearing interest at 8% per annum, to foreign clients of Millport Ltd. (the "Millport Clients'), a Bahamian domiciled investment advisor. As additional consideration for granting the loans to the Company, the Millport Clients were given two year warrants to purchase an aggregate of 4,048,866 shares of Common Stock at $.25 per share. Pursuant to generally accepted accounting principles, the proceeds received from the Millport Clients, which equaled the principal amounts on the notes, were allocated between the warrants and the notes based on their relative estimated fair values.

           Of the $600,000 received in 1996, $248,000 was deemed to be the proceeds of issuing the warrants and $352,000 the proceeds of the notes. Of the $412,217 received in the first quarter of 1997, $284,451 was deemed to be the proceeds of the warrants and $127,766 the proceeds of the notes. The implied discount on the notes payable was amortized as a cost over the period from the receipt of the proceeds to the repayment of the notes. Substantially all of the notes were repaid at face value by May, 1997.

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

Note 14 - Commitments:

           The Company leased the space for its principal office in New York, NY under an agreement expiring in June 2002. The Company was also obligated under operating lease agreements for certain office equipment. The Company is also the lessee of office space, located in Los Angeles, California, under a lease also expiring in June 2002 and is the lessee of office space, located in Miami, Florida, under a lease expiring December 1999. The office leases provide for future escalation based on certain cost increases.

           As of December 31, 1998, the total commitments for future rentals were as follows:

                         1999                   $  668,228
                         2000                      605,203
                         2001                      613,378
                         2002                      466,845
                                                ----------
                                                $2,353,688
                                                ==========
           Rent expense was $246,811 and $551,042 for the years ended December 31, 1998 and 1997 respectively. This was partially offset by sublease income of $194,053 and $434,844, respectively.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998



Note 14 - Commitments (Continued):

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

Note 15 - Contingencies:

           On June 21, 1996, a suit was filed against two of the Company's subsidiaries and other unrelated parties in the amount of $21,000,000 alleging that they are successors to the alleged liability for a default judgment entered against a former affiliate of the subsidiaries in April, 1995 for an alleged action taking place in 1988. The subsidiaries have vigorously defended themselves in this litigation. Management believes that the claim against the former affiliate lacks merit and that, in any case, its subsidiaries have not responsibility for the debts of the former affiliate. Furthermore, management believes that is any judgment were to be entered against the subsidiaries it would be able to obtain indemnification from the prior owner of the former affiliate's business, a major advertising agency. In a recent decision, the court dismissed plaintiff's claim against the subsidiaries and at the same time found that the advertising agency may be liable to the plaintiff pursuant to aforesaid indemnity agreement. The plaintiff and the advertising agency have submitted arguments to reargue and the Company believes they intend to appeal in any event. While management believes, based on the foregoing, that the litigation will not have a material effect on the Company's financial position, it is as least reasonable possible that a material liability could result, although the amount cannot be estimated.

           At the time of the May, 1996 acquisition of KG (see Note 1), KG had a note payable (jointly and severally with a former affiliate that is now insolvent) to a former parent company in the amount of $225,000. KG was contesting its liability under this note because of various claims against the former parent. In accounting for the acquisition, the Company valued the liability at $40,000 based on a signed settlement agreement with the former parent's bankruptcy trustee. Subsequent to the issuance of the 1996 financial statement, the settlement was rejected by the creditors of the former parent. No efforts have been made by the former parent's bankruptcy estate to collect his debt, the Company still intends to assert its counterclaims if the matter is litigated. No adjustment has been made to the original $40,000 valuation assigned to the debt. It is, however, at least reasonably possible that the Company would be required to pay the full $225,000, resulting in a loss of $185,000.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998


Note 15 - Contingencies (Continued):

           In December 1997, the Company filed an action seeking damages for breach of contract and fraudulent inducement of contract, among other claims, arising out of a venture that the Company entered into, with the defendants in the action to promote a Latin American boxing tournament. The Company seeks damages of at least $500,000 plus punitive damages in the action. Two of the defendants have answered the complaint, asserting various affirmative defenses and two counterclaims seeking damages of not less than $250,000. A third defendant has not yet responded to the complaint. It is not possible to make an assessment of the probable outcome of this litigation but it is at least reasonable possible that a material gain or loss could result.

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

           During 1998, various claims were filed against the Company alleging breach of contract, failure to pay in accordance with a contract of services, alleged failure to permit the transfer of stock certificates and unpaid salary to a former subsidiary's employee. These claims are in excess of $2,750,000. The Company denies all liability and in certain instances has counter-claimed for damages. It is not possible t assess the probable outcome of these claims, but it is at least reasonable possible that a material gain or loss could result. Year Ended December 31,

           Other contingencies include an action for an alleged unpaid bonus of $25,000 and claims for approximately $89,000 arising from a sporting event managed by KG in early 1996. Management believes that the claims are not valid and not liabilities have been recorded for these amounts as management believes that no loss is probable. It is, however, reasonably possible that the Company will have to pay these claims.

Note 16 - Income Taxes:

           The provision for income taxes for the year ended December 31, 1998 consists of the following components:

                                     Year Ended December 31,
                                     -----------------------

                                  1998                      1997
                                  ----                      ----
Current
  Federal                   $(  339,038)                $         0
  State                      (  163,088)                    716,194
                             ----------                  ----------
                             (  502,126)                    716,194
                             ----------                  ----------
Deferred
  Federal                    (  830,059)                    931,800
  State                      (  399,285)                (   195,400)
                             ----------                  ----------
                             (1,229,344)                    736,400
                              ---------                  ----------

                            $(1,731,470)                $ 1,452,594
                              =========                   =========

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998




Note 16 - Income Taxes (Continued):

           The income tax expense for the year exclusive of the benefit from the change in tax status, does not bear the expected relationship between pretax income and the federal corporate income tax rate of 34% because of the effect of state and local income taxes and the fact that the company's amortization of goodwill and certain other expenses are not deductible for income tax purposes.

           The reconciliation between the actual and expected federal tax are as follows:


                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                                  1998                      1997
                                                                                  ----                      ----

           Federal corporate tax rate of 34% applied
             to pretax income                                               $( 1,108,393)               $   398,650

           State and local income taxes, net of federal benefit              (   949,735)                   343,724

           Effect of non-taxable gain on lease cancellation                  (    64,140)

           Effect of non-deductible goodwill amortization                        276,112                     26,180

           Effect of other non-deductible expenses                                60,856                     19,389

           Effect of excess of carrying amount of goodwill
             sold over the tax basis                                                   0                    811,335

           Effect of change in previous year's income tax
             estimates                                                            53,830                (   146,684)

                                                                            $    194,790               $  1,452,594
                                                                            ============               ============



           Deferred income taxes as reported on the balance sheet consists of:

                                                                                        December 31,
                                                                                        ------------
                                                                                  1998             1997
                                                                                  ----             ----

                  Deferred tax assets                                        $ 2,488,464       $   818,600
                  Deferred tax liabilities                                    (   80,564)       (  154,900)
                  Valuation allowance                                                  0        (   41,100)
                                                                               ---------        ----------

                                                                             $ 2,407,900       $   622,600
                                                                               =========        ==========



                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998




           As of December 31, 1997, the Company had net operating loss ("NOL") carryforwards of approximately $58,658,500 available to offset future federal taxable income; the carryforwards are not available for state income tax purposes. These carryforwards begin to expire in 2011.

           In addition, one of the Company's subsidiaries has approximately $175,000 of NOL carryforwards that can only be used to offset the future taxable income (for federal and certain state purposes) of the specific subsidiaries to which they pertain. These carryforwards are further limited by the operation of Section 382 of the Internal Revenue Code. The subsidiary only allowed to use a maximum of approximately $28,000 of these carryforwards each year. Additional portions of the carryforwards can, however, be used to offset certain gains on the disposition of assets. Certain of the Company's subsidiaries also have substantial NOL carryforwards available to offset state and local taxable income.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

Note 17 - Capital Structure:

           In additional to the Millport warrants described in Note 14, all of which were still outstanding at December 31, 1997 and the outstanding stock options described in Note 19, the Company issued 1,500,000 warrants to one of the Company's directors on March 6, 1997. Each warrant gave the holder the right to buy one share of common stock at $0.60 at any date through March 5, 1998. These warrants, were issued in conjunction with 500,000 shares of common stock sold to the director. The total price paid for the stock and warrants was $125,000. The warrants were still outstanding at December 31, 1997 but expired on March 5, 1998.

Note 18 - Stock Options:

           In December 1997, the shareholders authorized the implementation of an Incentive Stock Option plan which granted employees 835,000 options. The options vest one-third each on January 2, 1997, 1998 and 1999. The 1997 options, although vesting retroactively to January 1997, were not effective until the shareholder approval. Each option entitles the holder to purchase one share of Common Stock at $.62. Each option can be exercised at any time over a five year period.

           Stock option activity during 1998 was as follows:

            Balance at December 31, 1997                    $ 828,333
              Granted                                               0
              Exercised                                             0
              Forfeited                                             0
              Expired                                               0
                                                            ---------

            Balance at December 31, 1997                    $ 828,333
                                                            =========

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998


Note 19 - Fair Value of Financial Instruments:

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

           The Company's financial instruments, and the related amounts recorded on the balance sheet, to which SFAS 107 would be applied include the following:

                                                         Carrying Amount
                                                            Year Ended
                                                            December 31,
                                                         -----------------
                                                    1998               1997
                                                    ----               ----

     Assets:
         Cash                                  $     4,865        $   252,260
         Notes receivable                                0                  0
         Loans and advances receivable -
             officers and shareholders               9,000             36,300

     Liabilities:
         Cash overdraft                             13,051            194,148
         Notes payable                             190,000             40,000

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998




Note 19 - Fair Value of Financial Instruments (Continued):

           As a result of the difficulties presented in the valuation of the loans receivable and payable from the officers and shareholders because of their related party nature, estimating the fair value of these financial instruments is not considered practicable. The fair value of the cash, notes receivable, cash overdraft and notes payable do not differ materially from their carrying amounts.

           None of the above are derivative financial instruments and none are hold for trading purposes.

Note 20 - Supplemental Statement of Cash Flows Disclosure:

           Interest and Income Taxes Paid

           Cash payments for the following were:

                                           December 31,
                                      1998               1997

          Interest             $    36,568        $         0
                               ===========        ===========

          Income taxes         $         0        $    43,618
                               ===========        ===========

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

           In addition to the assets and liabilities actually contributed to KS&E, goodwill amounting to $2,409,416 was allocated to the Company's investment in KS&E. Of this amount $23,301 was amortized as part of the Company's equity in the income of KS&E and the remaining $2,386,115 represented the cost basis of the assets sold.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998




Note 20 - Supplemental Statement of Cash Flows Disclosure (Continued):

           As described in Note 7, $112,500 of advances to Ray Volpe were applied to program cost inventory in 1997. Also pursuant to the agreement, and additional $187,500 of capitalized program costs were incurred by recording the future amounts due under the By-The-Way agreement.

Note 21 - Subsequent Events:

           As discussed in Note 15, the Company issued $750,000 of convertible debentures and anticipates issuing $1,250,000 additional debentures subject to attaining certain conditions. Note 15 discusses the Company's ability to continue a going concern.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 15th day of April, 1998.

                                            KALEIDOSCOPE MEDIA GROUP, INC.

                                            By: /s/ Henry Siegel
                                                -------------------------------
                                                Henry Siegel
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signatures                                       Capacity                              Date
--------------------------          ----------------------------------------------     ---------------
/s/ Henry Siegel                    Chief Executive Officer, Director                  April 15, 1999
----------------                    (Principal Executive Officer)
    Henry Siegel

/s/ Paul Siegel                     President, Director                                April 15, 1999
---------------
    Paul Siegel

/s/ Irving Greenman                 Chief Financial Officer (Principal Financial       April 15, 1999
-------------------                 Officer and Principal Accounting Officer)
    Irving Greenman


/s/ Ray Volpe                       Director                                           April 15, 1999
-------------
    Ray Volpe

/s/ Martin Miller                   Director                                           April 15, 1999
-----------------
    Martin Miller
