Form 10QSB
period 1999-03-31
KALEIDOSCOPE MEDIA GROUP INC
filed 1999-05-20
CIK 848447

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

--------------------------------------------------------------------------------
                                  FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended First Quarter ended March 31, 1999
                                                   Commission File No. 0-17591

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

                                          Yes  X      No
                                             -----      -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. Yes     No
                                                    -----  -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1998: 30,032,082
     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                   ----    ----

                                     INDEX


                                                                                                             Page #
                                                                                                             ------

Part I Financial Information

         Item 1.  Financial Statements (unaudited).........................................................      1

         Consolidated Balance Sheet March 31, 1999 and March 31, 1998 .....................................    2-3

         Consolidated Statements of Income.................................................................      4

         Consolidated Statements of Stockholders' Equity (Deficit),
         Three months ended March 31, 1999 and March 31, 1998 .............................................      5

         Consolidated  Statements of Cash Flows three months ended
         March 31, 1999 and March 31, 1998 ................................................................      6

         Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................................................


Part II Other Information

         Item 1.  Legal Proceedings........................................................................

         Item 2.  Changes in Securities....................................................................

         Item 6.  Exhibits and Reports on Form 8K..........................................................

         Signatures........................................................................................


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                    ASSETS

                                                                             March 31,
                                                                ----------------------------------
                                                                     1999                  1998
                                                                     ----                  ----

CURRENT ASSETS
     Cash                                                       $    45,425          $     181,461
     Accounts receivable, less allowance for doubtful
        accounts of $116,539 and $-0- in 1998 and 1997              337,310              1,213,122
     Expenditures billable to clients                                  -                     -
     Note receivable, less allowance for bad debt of
       $50,000 in 1998                                                 -                     -
     Loans receivable--officers and shareholders                       -                     -
     Program cost inventory - current portion,
        net of accumulated amortization                           2,705,125              2,537,385
     Deferred income taxes                                             -                   206,100
     Other current assets                                            47,459                 71,812
                                                               ------------          -------------

              Total Current Assets                                3,175,319              4,209,880

PROGRAM COST INVENTORY, less current portion,
     net of accumulated amortization                              1,381,269              2,828,404

DISTRIBUTION RIGHTS (Note 5)                                           -                     -

LOANS AND ADVANCES RECEIVABLE
    --OFFICERS AND SHAREHOLDERS                                        -                    36,300

PROPERTY AND EQUIPMENT, at cost, less accumulated
     depreciation                                                    21,922                 79,579

INVESTMENT IN JOINT VENTURE                                         915,952              1,376,500

DEFERRED INCOME TAXES                                               103,730                356,600

GOODWILL, net of accumulated amortization                              -                   820,025

OTHER ASSETS                                                         11,592                 24,116
                                                               ------------          -------------

                                                                $ 5,609,784          $   9,731,404
                                                               ============          =============

                      See notes to financial statements.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Continued)

                                  (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           March 31,
                                                               -----------------------------
                                                                    1999             1998
                                                                    ----             ----

CURRENT LIABILITIES
     Cash overdrafts                                           $      -        $      65,536
     Notes payable, current portion                                190,000            40,000
     Accounts payable and accrued liabilities                    1,446,140           651,009
     Income taxes payable                                        1,093,691           923,057
     Capitalized lease obligation--current portion                    -                 -
     Option agreement payable--current portion                      43,750           150,000
     Deferred rent--current portion                                   -               36,834
     Deferred income and client advances                              -              232,333
                                                               -----------     -------------

                                                                 2,773,581         2,098,769

LOANS-OFFICERS & SHAREHOLDERS                                       40,800              -

DEFERRED RENT, less current portion                                   -              272,104
                                                               -----------     -------------

              Total Liabilities                                  2,814,381         2,370,873
                                                               -----------     -------------

CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 100,000,000
       shares authorized and 40,955,960 issued in
       1999, and $0.01 par value, 30,332,082 shares
       issued in 1998                                               40,956            30,332
     Preferred stock, $0.001 par value, 15,000,000
       shares authorized and none issued in 1998                      -                 -
     Additional paid-in-capital                                  9,579,931         8,028,632
     Accumulated deficit                                        (6,825,484)        (698,133)
     Stock subscriptions receivable less
       allowance for doubtful accounts
       of $1,111,542 in 1999 and 1998                                 -                 -
     Treasury stock 529,000 shares in 1998 and 1997
       at cost                                                        -                 -
                                                               -----------     -------------

              Total Stockholders' Equity                         2,795,403         7,360,531
                                                               -----------     -------------

              Total Liabilities and Stockholders' Equity       $ 5,609,784     $   9,731,404
                                                               ===========     =============

                      See notes to financial statements.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                                  (UNAUDITED)

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        Three Months Ended
                                                                              March 31,
                                                                ----------------------------------
                                                                     1999                  1998
                                                                     ----                  ----

NET REVENUE                                                      $    38,034         $   1,027,634

DIRECT PROJECT COSTS
     Amortization of program costs                                       -                 392,512
     Other direct project costs                                        7,511                 6,696
                                                                ------------         -------------

     Total Direct Project Costs                                        7,511               399,208
                                                                ------------         -------------

GROSS PROFIT                                                          30,523               628,426
                                                                ------------         -------------

EXPENSES
     Amortization of program costs relating to joint venture            -                    -
     Salaries and benefits                                           274,302               261,171
     General and administrative                                      249,455               294,384
     Amortization of goodwill                                           -                   11,389
                                                                ------------         -------------

              Total Expenses                                         523,757               566,944
                                                                ------------         -------------

INCOME (LOSS) BEFORE GAIN ON REDUCTION IN LIABILITIES,
     EQUITY IN INCOME OF JOINT VENTURE AND INCOME TAXES             (493,234)               61,482

GAIN ON REDUCTION IN LIABILITIES (Note 8)                               -                  282,965

EQUITY IN INCOME OF JOINT VENTURE                                       -                    -
                                                                ------------         -------------

INCOME BEFORE INCOME TAXES                                          (493,234)              344,447

INCOME TAX EXPENSE/BENEFIT                                          (216,880)              151,465
                                                                ------------         -------------
NET INCOME                                                       $  (276,354)        $     192,982
                                                                ============         =============

NET EARNINGS PER COMMON SHARE
     Basic                                                       $      (.01)        $        0.01
                                                                ============         =============
     Diluted                                                     $      (.01)        $        0.01
                                                                ============         =============

                      See notes to financial statements.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                                                                          Additional
                                             Shares         Common          Paid-in          Accumulated
                                             Issued          Stock          Capital            Deficit              Total
                                             ------         ------        ----------         -----------            -----

Three Months Ended March 31, 1998

Balance--January 1, 1998                   26,027,082     $   26,027     $  6,197,661        $ (891,115)         $ 5,332,573

Issuance of shares and related warrants
   for cash consideration                   4,005,000          3,805        1,831,171             -                1,834,976

Net income                                      -               -                 -             192,982              192,982
                                           ----------     ----------     ------------        ----------          -----------

Balance--March 31, 1998                    30,032,082     $   30,032     $  8,028,632        $ (698,133)        $  7,360,531
                                           ==========     ==========     ============        ==========          ===========

Three Months Ended March 31, 1999

   Balance--January 1, 1999                38,660,960     $   38,661     $  9,386,258       $(6,549,130)         $ 2,875,789


   Issuance of shares for cash
     consideration                          2,295,000          2,295          193,673              -                 195,968

   Net loss                                     -               -              -               (276,354)            (276,354)
                                           ----------     ----------     ------------       -----------          -----------

   Balance--March 31, 1999                 40,955,960     $   40,956     $  9,579,931       $(6,825,484)         $ 2,795,403
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

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                 Three Months Ended
                                                                                                       March 31,
                                                                                          ----------------------------
                                                                                                1999            1998
                                                                                                ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                     $ (276,354)    $    192,982
     Adjustment to reconcile net income to net
       cash provided by used in operating activities:
       Amortization and depreciation                                                            6,536          409,540
       Equity in income of joint venture                                                         -                -
       Executive producer's fee retained by joint venture                                        -                -
       Deferred income tax expense                                                           (216,880)          59,900
       Deferred rent                                                                             -             (10,601)
       Gain on reduction of liabilities                                                          -            (282,965)
       Change in assets and liabilities:
           Accounts receivable                                                                (53,985)       (466,441)
           Expenditures billable to clients                                                      -               -
           Other current assets                                                                (3,005)        (22,528)
           Other assets                                                                          -               -
           Cash overdraft                                                                        -            (128,612)
           Accounts payable and accrued liabilities                                           194,314         (722,410)
           Income taxes payable                                                                                 83,561
           Deferred income and client advances                                                   -            (464,700)
           Increase in program cost inventory                                                  70,666             -
                                                                                           ----------     ------------

                   Net Cash Used in Operating Activities                                     (278,708)      (1,352,274)
                                                                                           ----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Loans to officers and shareholders                                                        49,800            -
     Expenditures for program costs                                                              -           (593,434)
     Acquisition of property and equipment                                                       -            (2,436)
     Distribution from joint venture                                                           73,500           -
                                                                                           ----------     ------------

                    Net Cash Used in Investing Activities                                     123,300         (595,870)
                                                                                           ----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of warrants                                                                        -                -
     Proceeds from notes payable                                                                 -                -
     Repayments of notes payable                                                                 -             (37,500)
     Principal payments on capitalized lease obligations                                         -                -
     Issuance of common stock and related warrants                                            195,968        1,914,845
                                                                                           ----------     ------------

                   Net Cash Provided by Financing Activities                                  195,968        1,877,345
                                                                                           ----------     ------------

(DECREASE) INCREASE IN CASH                                                                    40,560          (70,799)

CASH
     Beginning of period                                                                        4,865          252,260
                                                                                           ----------     ------------

     End of period                                                                         $   45,425     $    181,461
                                                                                           ==========     ============

                      See notes to financial statements.

Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The consolidated financial statements provided in this three month report for the period ended March 31, 1999 include the financial statements of SeaGull Entertainment for three months, the financial statements of the Company for three months, and three months of the Tarzan Joint Venture as an equity investment. These periods of reporting reflect various months of full ownership or partial ownership in the current fiscal year and are consistent with the reporting method utilized for the prior fiscal year. The comparative results reported for the three months ended March 31, 1998 include the financial statements of SeaGull for three months, the financial statements of the Company for three months, the combined financial statements of KSG for three months and three months of the Joint Venture as an equity investment.

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

Results of Operations

         Three Months Ended March 31, 1999 as Compared with Three Months Ended March 31, 1998.

         Net revenues consist of total billings (less any agency fees and media costs) and accruals for earned fees. Net revenues for the First Quarter of 1999 were $38,034 compared with net revenue of $1,027,634 for the First
Quarter of 1998.

         Amortization of program costs (costs to produce, market and distribute a broadcast or film property) was $392,512 in the First Quarter of 1998 compared to no amortization in 1999.

         Gross profit decreased by $597,903, to $30,523 for the First Quarter of 1999 from $628,426 for the First Quarter of 1998.

         Salaries and benefits increased by $13,131 to $274,302 in the First Quarter of 1999 compared to $261,171 for the First Quarter of 1998. The salaries include amounts accrued for Henry Siegel & Paul Siegel that were not paid during the First Quarter of 1999 in the amount of $156,250. General and administrative expenses decreased by $44,929 to $249,455 in the First Quarter of 1999 from $294,384 for the comparable period in 1998.

         There was no amortization of Goodwill in the First Quarter of 1999 as compared to 11,389 in 1998. The entire Goodwill was written off in 1998.

         Losses from operations (before equity in income of joint venture increased by $554,716 from a profit of $61,482 in the First Quarter of 1998 to a loss of $493,234 for the First Quarter of 1999.

         The Company did not receive any equity in the income of its joint ventures in the First Quarter of 1998 and 1999. The Joint Venture's only revenue producing project to date has been "Tarzan: The Epic Adventures" which earned most of its revenues in 1996 and 1997. Management's estimate of the ultimate revenues from "Tarzan: The Epic Adventures" have been revised downward.

         Losses before income taxes increased by $837,681 to $493,234 in the First Quarter of 1999 as compared to a profit of 344,447.

         The provision for income tax expense was $151,465 in the First Quarter of 1998 as compared to an income tax benefit of $216,880. The income tax expense for 1998 does not bear the expected relationship between pretax income and the federal corporate tax rate of 34% because of (a) the effect of state and local income taxes and (b) the amortization of goodwill and certain other expenses are not deductible for income tax purposes.

         The Company's net income amounted to $192,982, or $0.01 per share, for the First Quarter of 1998, as compared to net loss of $276,354, or ($0.01) per share, for the same quarter in 1999.

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

Liquidity and Capital Resources

         Net cash used in operating activities was $1,352,274 in the First Quarter of 1998 compared with 278,708 in the First Quarter of 1999. The increase in cash used operating activities was primarily the result of the reduction of Accounts Payable and Accrued Liabilities.

         Net cash used by investing activities in 1998 was $595,870 compared to the net cash provided in investing activities of $123,300 in 1999. This change was primarily due to the increase in expenditures for program costs.

         Net cash provided in financing activities amounted to $1,877,345 for the First Quarter of 1998 as compared to $195,968 provided by financing activities for the First Quarter of 1999. The increase in cash provided by financing activities was primarily the result of an increase in the receipt of cash for equity transactions in 1998.

         As of March 31, 1998, the Company had cash of $181,461 compared with 45,425 as of March 31, 1999. Operating activities used a net cash outflow of $278,708. The principle source of cash during the First Quarter of 1999 was raised through the sale of equity securities in the amount of 195,968.
These amounts were used to reduce the companies liabilities and have available working capital.

                                    PART II

                               OTHER INFORMATION



Item 1. Legal Proceedings

         Jack Woolf has commenced an action in Supreme Court for the State of California in Los Angeles entitled Jack Woolf vs. BNN Corporation. Mr. Woolf alleges breach of an agreement with the Company's former subsidiary Celebrity Shopping Network which Mr. Woolf claims the Company is liable. The damages are not stated with particularity. Mr. Wolf action was dismissed but Mr. Woolf has appealed subsequentially this action was settled.

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

                                KALEIDOSCOPE MEDIA GROUP, INC.



May 20, 1999:                   By: /s/ Henry Siegel
                                    --------------------------------------------
                                    Henry Siegel, Chief Executive Officer



May 20, 1999:                   By: /s/ Irving Greenman
                                    --------------------------------------------
                                    Irving Greenman, Chief Financial Officer