Form 10QSB
period 1999-06-30
KALEIDOSCOPE MEDIA GROUP INC
filed 1999-08-19
CIK 848447

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

--------------------------------------------------------------------------------
                                  FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended Second Quarter ended June 30, 1999
                                                   Commission File No. 0-17591

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

                                          Yes  X      No
                                             -----      -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. Yes     No
                                                    -----  -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1998: 30,032,082
     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                   ----    ----

                                     INDEX


                                                                                                             Page #
                                                                                                             ------

Part I Financial Information

         Item 1.  Financial Statements (unaudited).........................................................

         Consolidated Balance Sheet June 30, 1999 and June 30, 1998 .......................................    2-3

         Consolidated Statements of Income.................................................................     4

         Consolidated Statements of Stockholders' Equity (Deficit),
         Six months ended June 30, 1999 and June 30, 1998 .................................................     5

         Consolidated  Statements of Cash Flows six months ended
         June 30, 1999 and June 30, 1998 ..................................................................     6

         Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................................................     7


Part II Other Information

         Item 1.  Legal Proceedings........................................................................    20

         Item 2.  Changes in Securities....................................................................    12

         Signatures........................................................................................    23


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS

                                                                             June 30,
                                                                ----------------------------------
                                                                     1999                  1998
                                                                     ----                  ----

CURRENT ASSETS
     Cash                                                       $     7,595          $      96,675
     Accounts receivable, less allowance for doubtful
        accounts of $508,654 and $116,539 in 1999 and 1998          444,322                867,536
     Notes receivable, less allowance for bad debt of
       $50,000                                                         -                     -
     Program cost inventory - current portion,
        net of accumulated amortization                             696,120              2,583,585
     Deferred income taxes                                        2,488,245                519,200
     Other current assets                                           209,391                203,903
                                                               ------------          -------------

              Total Current Assets                                3,845,673              4,270,899

Program Cost Inventory, less current portion,
     net of accumulated amortization                                749,708              2,946,125

Loans and advances receivable
      officers and shareholders                                        -                    36,300

Property and equipment at cost less:
     accumulated depreciation                                        17,273                 67,381

Investment in joint venture                                         886,952              1,276,500

Deferred income taxes                                               455,249                356,600

Goodwill, net of accumulated amortization                              -                   808,636

Other assets                                                         11,592                 24,116
                                                               ------------          -------------

              Total Assets                                      $ 5,966,447          $   9,786,557
                                                               ============          =============

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                And Subsidiaries

                     CONSOLIDATED BALANCE SHEETS (Continued)

                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           June 30,
                                                               -----------------------------
                                                                    1999             1998
                                                                    ----             ----

CURRENT LIABILITIES
     Cash overdrafts                                           $      -        $     172,105
     Loans officers                                                 49,800              -
     Notes payable                                               1,140,000           190,000
     Accounts payable and accrued liabilities                    1,076,689           619,409
     Income tax payable                                          1,089,880           825,407
     Option agreement payable                                       56,250           112,500
     Deferred rent -- current portion                                 -               51,596
     Deferred income and client advances                              -              127,288
                                                               -----------     -------------
        Total Current Liabilities                                3,412,619         2,101,305


Deferred rent - less current portion                                   -             257,342
                                                               -----------     -------------
              Total Liabilities                                  3,412,619         2,358,647
                                                               -----------     -------------

Contingencies (Note 10)

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 100,000,000
       shares authorized and 41,155,960 issued in
       1999, and $0.01 par value 100,000,000 shares
       authorized and 31,882,092 issued in 1998                     41,157            31,882
     Preferred stock, $.001 par value 15,000,000
       shares authorized and none issued in 1999
       or 1998                                                                          -
     Additional paid-in-capital                                  9,499,149        8,709,287
     Accumulated deficit                                        (6,986,478)      (1,313,259)
     Stock subscription receivable less
       allowance for doubtful accounts
       of $1,111,542 in 1999 and $438,075 in 1998                     -                 -
     Treasury stock 529,000 shares in 1999 and 1998
       at cost                                                        -                 -
                                                               -----------     -------------
              Total Stockholders' Equity                         2,553,828         7,427,910
                                                               -----------     -------------
              Total Liabilities and Stockholders' Equity       $ 5,966,447     $   9,786,557
                                                               ===========     =============

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                And Subsidiaries

                                   (UNAUDITED)

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                        Three Months Ended                   Six Months Ended
                                                                              June 30,                           June 30,
                                                                ----------------------------------    ------------------------------
                                                                     1999                  1998            1999             1998
                                                                     ----                  ----            ----             ----
NET REVENUE                                                      $   324,197         $     106,947     $   362,231    $   1,134,581

DIRECT PROJECT COSTS
     Amortization of program costs                                    68,804                 -              70,927          392,512
     Other direct project costs                                         -                   25,535           5,388           32,231
                                                                ------------         -------------    ------------    -------------
     Total Direct Project Costs                                       68,804                25,535          76,315          424,743
                                                                ------------         -------------    ------------    -------------
GROSS PROFIT                                                         255,393                81,412         285,916          709,838
                                                                ------------         -------------    ------------    -------------

EXPENSES
     Salaries and Benefits                                           246,777               281,744         521,079          542,915
     General and Administrative                                      304,249               809,705         553,704        1,104,089
     Amortization of Goodwill                                           -                   11,389            -              22,778
                                                                ------------         -------------    ------------    -------------
              Total Expenses                                         551,026             1,102,838       1,074,783        1,669,782
                                                                ------------         -------------    ------------    -------------

INCOME (LOSS) BEFORE GAIN ON REDUCTION IN LIABILITIES,
     EQUITY IN INCOME OF JOINT VENTURE AND INCOME TAXES             (295,633)           (1,021,426)       (788,867)        (959,944)

GAIN ON REDUCTION IN LIABILITIES (Note 8)                               -                    -                -             282,965
                                                                ------------         -------------    ------------    -------------

INCOME BEFORE INCOME TAXES                                          (295,633)           (1,021,426)       (788,867)        (676,979)

INCOME TAX (BENEFIT) EXPENSE                                        (131,734)             (406,300)       (351,519)        (254,835)
                                                                ------------         -------------    ------------    -------------
NET INCOME (LOSS)                                                $  (163,899)        $    (615,126)     $  (437,348)   $   (422,144)
                                                                ============         =============    ============    =============

NET EARNINGS PER COMMON SHARE
     Basic                                                       $      (.01)        $        (.02)     $     (.01)   $        (.01)
                                                                ============         =============    ============    =============
     Diluted                                                     $      (.01)        $        (.02)     $     (.01)   $        (.01)
                                                                ============         =============    ============    =============

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                And SubsidiariesS

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                                          Additional
                                             Shares         Common          Paid-in          Accumulated
                                             Issued          Stock          Capital            Deficit              Total
                                             ------         ------        ----------         -----------            -----
Six Months Ended June 30, 1999

Balance--January 1, 1999                   38,660,960     $   38,662     $  9,386,258      $ (6,549,130)         $ 2,875,790

Issuance of shares for
   cash consideration                       2,495,000          2,495          112,891             -                  115,386

Net Loss                                        -               -                 -            (437,348)            (437,348)
                                           ----------     ----------     ------------        ----------          -----------
Balance June 30, 1999                      41,155,960     $   41,157     $  9,499,149      $ (6,986,478)         $ 2,553,828
                                           ==========     ==========     ============        ==========          ===========

Six Months Ended June 30, 1998

   Balance--January 1, 1998                26,027,082     $   26,027     $  6,197,661       $  (891,115)         $ 5,332,573


   Issuance of shares and related
     warrants for cash consideration        5,035,000          5,035        2,214,941              -               2,219,976

   Issuance of shares to settle
     accounts payable and for
     services rendered                        520,010            520          296,985              -                 297,505

   Issuance of shares in settlement
    of claim                                  300,000            300             (300)             -                    -

   Net loss                                     -               -              -               (422,144)            (422,144)
                                           ----------     ----------     ------------       -----------          -----------
   Balance--June 30, 1998                  31,882,092     $   31,882     $  8,709,287       $(1,313,259)         $ 7,427,910
                                           ==========     ==========     ============       ===========          ===========



                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                          Six Months Ended
                                                                              June 30,
                                                                 ----------------------------------
                                                                      1999                  1998
                                                                      ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $(437,348)          (422,144)
  Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Amortization and depreciation                                       46,029            438,668
    Deferred income tax expense (benefit)                             (351,519)          (253,200)
    Deferred rent                                                            0            (10,601)
    Gain on reduction of liabilities                                         0           (282,965)
    Expense paid through the issuance of stock                               0            175,000
    Change in assets and liabilities:
        Accounts receivable                                           (120,997)          (122,174)
        Expenditures billable to clients                                     0                  0
        Other current assets                                                 0           (128,300)
        Other assets                                                  (189,718)                 0
        Cash overdraft                                                 (13,051)           (22,043)
        Accounts payable and accrued liabilities                       (63,453)          (656,505)
        Write-down of program costs inventory                           70,927                  0
        Income taxes payable                                              (496)           (11,089)
        Deferred income and client advances                                  0           (569,745)
                                                                   -----------         ----------
        Net Cash Used in Operating Activities                       (1,059,626)        (1,865,098)
                                                                   -----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Distribution from joint venture                                      102,500            100,000
  Expenditures for program costs                                       (64,820)          (757,355)
  Acquisition of property and equipment                                    489             (7,977)
  Loans receivable - officers and shareholders - net change              9,000                  0
                                                                   -----------         ----------
        Net Cash Provided by Investing Activities                       47,169           (665,332)
                                                                   -----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                          850,000            150,000
  Repayments of notes payable                                                0            (75,000)
  Loans payable to officers and shareholder                             49,800                  0
  Issuance of common stock and related warrants                        115,387          2,299,845
                                                                   -----------         ----------
        Net Cash Provided by Financing Activities                    1,015,187          2,374,845
                                                                   -----------         ----------
INCREASE (DECREASE) IN CASH                                              2,730           (155,585)

CASH
  Beginning of period                                                    4,865            252,260
                                                                   -----------         ----------
  End of period                                                         $7,595           $ 96,675
                                                                   ===========         ==========

Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The consolidated financial statements provided in this six month report for the period ended June 30, 1999 include the financial statements of SeaGull Entertainment for six months, the financial statements of the Company for six months, and six months of the Tarzan Joint Venture as an equity investment. These periods of reporting reflect various months of full ownership or partial ownership in the current fiscal year and are consistent with the reporting method utilized for the prior fiscal year. The comparative results reported for the six months ended June 30, 1998 include the financial statements of SeaGull for six months, the financial statements of the Company for six months, the combined financial statements of KSG for six months and six months of the Joint Venture as an equity investment.

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

Results of Operations

         Six Months Ended June 30, 1999 as Compared with Six Months Ended June 30, 1998.

         Net revenues consist of total billings (less any agency fees and media costs) and accruals for earned fees. Net revenues for the Second Quarter of 1999 were $324,197 compared with net revenue of $106,947 for the Second Quarter of 1998.

         For the six month period ended June 30, 1999, Net Revenues were $362,231 as compared to $1,134,581 for the six month period ended June 30, 1998.

         Amortization of program costs (costs to produce, market and distribute a broadcast or film property) and other direct project costs was $25,585 in the Second Quarter of 1998 compared to $68,804 in 1999. For the six month period, it was $424,743 in 1998 and $76,315 in 1999.

         Gross profit increased by $173,981, to $255,393 for the Second Quarter of 1999 from $81,412 for the Second Quarter of 1998. For the six month period of 1999 the gross profit decreased $423,922 as compared to 1998.

         Salaries and benefits decreased by $34,467 to $246,777 in the Second Quarter of 1999 compared to $281,744 for the Second Quarter of 1998. Salaries and benefits for the six month period decreased $21,836 to $521,079 in 1999 as compared to $542,915 in 1998. General and administrative expenses decreased by $505,456 to $304,249 in the Second Quarter of 1999 from $809,705 for the comparable period in 1998. General and administrative expense for the six month period decreased by $550,385 to $553,704 in 1999 from $1,104,089 in 1998.

         There was no amortization of Goodwill in the Second Quarter of 1999 as compared to 11,389 in 1998. The entire Goodwill was written off in 1998.

         Accordingly there is no amortization for the 6 month period in 1999 as compared to $22,778 in 1998.

         Losses from operations (before equity in income of joint venture) decreased by $725,793 from a loss of $1,021,426 in the Second Quarter of 1998 to a loss of $295,633 for the Second Quarter of 1999. Losses from operations for the 6 months ending June 30, 1999 are $788,867 as compared to the 6 months in 1998 of $959,944 reflecting a decrease of $171,077.

         The Company did not receive any equity in the income of its joint ventures in the Second Quarter of 1998 and 1999. The Joint Venture's only revenue producing project to date has been "Tarzan: The Epic Adventures" which earned most of its revenues in 1996 and 1997. Management's estimate of the ultimate revenues from "Tarzan: The Epic Adventures" have been revised downward.

         The provision for income tax benefit was $406,300 in the Second Quarter of 1998 as compared to an income tax benefit of $131,734 in 1999. The income tax expense for 1998 and 1999 does not bear the expected relationship between pretax income and the federal corporate tax rate of 34% because of (a) the effect of state and local income taxes and (b) the amortization of goodwill and certain other expenses are not deductible for income tax purposes.

         The Company's net loss amounted to $615,126, or $0.02 per share, for the Second Quarter of 1998, as compared to net loss of $163,899, or ($0.01) per share, for the same quarter in 1999.

Net Operating Loss Carryforwards

         At December 31, 1998 net operating losses ("NOLs") of the Company are very significant for federal income tax purposes. The Company's subsidiaries file separate income tax returns in various states and localities. The losses of one subsidiary cannot be used to offset the losses of another subsidiary for state purposes. Certain of the Company's subsidiaries have substantial NOLs available for state and local income tax purposes. In addition, one of the Company's subsidiaries has approximately $175,000 of NOLs that can only be used to offset future taxable income (for federal and certain state purposes) of the specific subsidiary to which they pertain. These NOLs are further limited by the operation of Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

         Net cash used in operating activities was $1,865,098 in 1998 compared with $1,059,625 in 1999. The increase in cash used operating activities was primarily the result of the reduction of Accounts Payable and Accrued Liabilities.

         Net cash used by investing activities in 1998 was $665,332 compared to the net cash provided in investing activities of $47,169 in 1999. This change was primarily due to the increase in expenditures for program costs.

         Net cash provided in financing activities amounted to $2,374,845 for 1998 as compared to $1,015,187 provided by financing activities for 1999. The increase in cash provided by financing activities was primarily the result of an increase in the receipt of cash for equity transactions in 1998 and financing in 1999.

         As of June 30, 1998, the Company had cash of $96,675 compared with
$7,595 as of June 30, 1999. Operating activities used a net cash outflow of    .
The principle source of cash during 1999 was raised through the sale of equity securities and financing. These amounts were used to reduce the companies liabilities.

                                   THE COMPANY

General

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

         The Company signed an agreement to represent Media Partners domestically and internationally on all their entertainment properties which includes 63 hours of magic, circus and other programs; while Media Partners will represent KMG on their sports properties which includes over 100 hours of golf, fitness and boxing programs. Media Partners located in Milan, Italy is one of the largest producer/distributors of major sports events in Europe. Their coverage includes soccer (all major teams), skiing (The World Alpine Ski Cup), boxing, volleyball and golf. Their magic shows are currently being shown on The Family Channel in the United States. The first order of business for the new venture is the renewal of the existing eight magic shows as well as five new ones.

         The Company was appointed as consultants to Streamedia Communications Inc., an Internet Broadcast Company. The Company will research the availability and consult on the valuation of film and television products for use on Streamedia's various websites. KMG will also advise Streamedia on creating an acquisition program and the staff required to operate it.

The Company and James Rupp, President of Streamedia will be working together to do "syndication" of content across media platforms (TV to internet, internet to cable, etc.) including the development of appropriate joint ventures and/or syndication agreements. Streamedia plans to provide free, live and on-demand programming on proprietary networks through its broadcast and network divisions. The company will deliver programming to its own networks and to other clients and will market internet broadcasting services, equipment, tools and talent. The company also plans to produce an online news and information service.

Recent Securities Developments

         From October 1998 through January 1999 the Company issued 1,000,000 shares of Common Stock to Robert Lancelotti at a purchase price of averaging $.10 per share.

         As of December 1998, the Company entered into a Settlement Agreement in conjunction with claims made by several groups of investors. Pursuant to the Agreement the Company issued warrants to purchase shares of the Company's Common Stock at $.10 per share. The shares underlying these warrants are being registered in this Offering.

         In December 1998 the Company issued warrants to purchase 1,000,000 shares of the Company's Common Stock to an investor for consolidation of the payment of indebtedness of the Company.

         Additionally, in January and February 1999 the Company sold 2,725,000 shares to several investors at prices ranging from $.05 per share, $.10 per share.

         The Company entered into a subsequent agreement with Mr. Robert Lancelotti and Mr. Byron Lerner for the issuance of shares to Messers. Lerner and Lancelotti. The Company is obligated to issue a total of 3,150,000 and 2,100,000 shares to Messrs. Lerner and Lancelotti, respectively. In certain circumstances these shares may be returned to the Company.

         In April 1999, the Company issued eight (8%) percent convertible promissory notes aggregating eight hundred fifty thousand dollars ($850,000) to foreign private investors. The Notes are convertible into an indeterminate number of shares at a conversion price of the lower of fifteen ($0.15) cents per share or 70% of the lowest closing price within sixty (60) days of conversion. In conjunction with the financing, the Company issued a total of 850,000 warrants at an exercise price of $.19. The Company has also issued an additional $1,250,000 of principal amount of notes which together with 1,250,000 of such warrants will be canceled upon certain circumstances.

         In April 1999, the Board authorized the Company to issue options to Henry Siegel, Paul Siegel, Henry Siegel Pension Fund and Ray Volpe in the amounts of 1,381,250, 2,012,500, 1,687,420 and 437,500, respectively, at an exercise price of $.10 per share. The Optionees have indicated that they may set off indebtedness owed to them against the exercise price. Indebtedness includes accrued salary is owed to Henry Siegel and Paul Siegel and in the case of the Henry Siegel Pension Fund against accrued interest and principal of a Note. The Company has also issued 2,435,190 shares in settlement of various claims.

                                  RISK FACTORS

         Each prospective investor should carefully consider the following risk factors, as well as all other information set forth elsewhere in this Prospectus and the documents incorporated by reference.

         This Prospectus and the documents incorporated by reference contain certain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth below and elsewhere in this Prospectus and the documents incorporated by reference, including, but not limited to, (i) general economic conditions; (ii) competitive market influence; (iii) audience appeal and cultural reviews of its television programs; (iv) availability of funds; and (v) the ability to identify, acquire the rights to, and to develop quality properties.

Risk Factors Relating to the Company

Recent Losses Financial Condition

         The Company incurred a net loss of approximately ($5,659,000) for 1998 compared to a loss of approximately ($280,000) in 1997. There is no assurance that the Company will be operated profitablily in the future. In addition the Company has been dependent upon financing for its operations.


         Unpredictability of Business. Broadcast media and the entertainment and sports industries are highly speculative and historically have involved a substantial degree of risk. Audience appeal and profitability depend upon factors which cannot be ascertained reliably in advance and over which the Company may have no or very limited control, including, among other things, the unpredictability of critical reviews and changing public tastes. There is no reliable predictor of an entertainment or sports program's popularity, even a production involving highly experienced and respected talent may not be successful. As a result, the ultimate profitability to the Company of properties and ventures in which it has, or may acquire, an interest cannot be assured and will depend upon many factors including those over which the Company will have little or no control.

         Dependence on New Products. The Company's growth will be dependent on its ability to identify, acquire the rights to, and develop quality properties which can be produced and sold at acceptable profit margins. It will also be dependent on the Company's ability to negotiate in its production contracts the necessary rights to oversee and generate revenue from the development, production, distribution and sale of ancillary products related to such projects. There can be no assurance that the Company will be successful in identifying, acquiring the rights to, and developing quality properties that will be successfully produced, distributed and marketed to the public. There also can be no assurances that in its production contracts, the Company will be able to negotiate and maintain the rights to such produced project in orders to generate revenue from the sale of ancillary products. A failure to identify, acquire and develop new properties for production, distribution and marketing to the public or a failure to retain sufficient rights to generate revenue from the sale of ancillary products would have an adverse impact on the Company's future performance.

         Possible Loss of Project Development Costs. Although the Company has participated in creating and producing many projects, the Company has had to forego retaining substantial equity and control of distribution rights in return for the total funding of its productions. To increase equity positions in projects, the Company, prior to production, will be required to make larger financial commitments for acquisition of film rights in various properties and to bear the risk of loss of the cost of these film rights if the acquired or developed property is not sold or produced. There can be no assurances, however, that the Company will be able to recover all development costs or maintain significant equity positions or distribution rights in these productions.

         Need for Additional Financing and Financing Arrangements. In order to realize its objectives, the Company may have a need for additional capital in the future. If so, the Company intends to seek such capital through public or private borrowing or equity financings. Any additional equity financings may be dilutive to stockholders, and debt financing, if available, may involve restrictions on dividends. Adequate funds, whether obtained through financial markets or other arrangements with corporate partners or other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its development projects, with an adverse effect on the Company's future performance.

         The Company from time to time has obtained additional financing from the sale of its securities and may do so in the future. The Company has also issued warrants in connection with loans and advances to it and may do so in the future. Finally, the Company is contemplating forming one or more limited liability corporations to finance its projects. See, Recent Securities Developments.

         Competition. Competition in the television production industry and multimedia industries is intense since there are numerous suppliers of product. In the television production business the Company will compete for the acquisition of artistic properties and the services of creative and technical personnel with major entertainment companies that are engaged in the television production business. The Company will also be competing for available production financing and favorable television arrangements, and for the public's interest in, and acceptance of, its creative products. As the Company attempts to expand its product base, it expects to face greater competition from larger, better financed and more experienced entities.

         Labor Considerations in the Entertainment Industry. The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creative talent and industry-wide collective bargaining agreements. Most scriptwriters, performers, directors and technical personnel involved in the Company's productions are members of guilds or unions that bargain collectively on an industry-wide basis from time to time. Action by these guilds or other unions can significantly disrupt production and have a material adverse effect on the Company.

         Protection of Propriety Rights. Although the Company plans to take what management believes are appropriate and reasonable measures to secure, protect and maintain or obtain agreements to secure protect and maintain, copyright and other protections for all of its properties under the laws of applicable jurisdictions, no assurance can be given that it will be successful in implementing these actions or that others will not infringe upon the Company's proprietary rights, in which event, the Company may not have sufficient resources to enforce or defend these rights.

         Regulation of Television and Motion Picture Industry. United States television stations and networks, as well as foreign governments, impose restrictions on the content of its programs. The Code and Ratings Administration of the Motion Picture Association of America, an industry trade association, decides ratings for age group suitability for domestic theatrical distribution of its programs. Although it is unlikely that any of the Company's present productions would fail to meet the criteria established for domestic and foreign broadcast, to the extent that the Company's projects do not comply with such standards and practices, they may be required to be edited before exhibition on applicable television stations, networks and in foreign territories.

         Retention of Key Personnel. The Company's operations are dependent upon the services of Henry Siegel and Paul Siegel. The loss of Henry Siegel or Paul Siegel could have a material adverse effect on the Company's business. The Company's success also depends upon its ability to attract and retain highly-skilled management and other personnel. Competition for such personnel is intense, and the inability to attract and retain additional qualified employees or the loss of current key employees could materially and adversely affect the Company's business, operating results and financial condition.

         Preferred Stock. The Company's Certificate of Incorporation authorizes the issuance of 15,000,000 shares of Preferred Stock with designation, rights and preferences determined from time to time by its Board of Directors. Accordingly, the Company's Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

Risks Relating to this Offering

         Volatility of Common Stock. There has been volatility in the market price of securities of entertainment companies. Future announcements concerning the Company or its competitors, including variations in financial results, changes in general market conditions, governmental regulations or other developments may have a significant impact on the market price of the Company's Common Stock and could cause the market price of the Company's Common Stock to fluctuate significantly. In addition, broad market fluctuations and general economic or political conditions may adversely affect the market price of each of the Company's securities, regardless of the Company's actual performance.

         No Assurance of Active Market. The Common Stock is quoted on the OTC Bulletin Board and traded on the Frankfurt and Berlin Stock Exchanges. There can be no assurance that an active market in the Common Stock will develop. In the absence of an active public trading market, an investor may be unable to liquidate his or her investment.

         Nonpayment of Dividends. The Company has never declared or paid a cash dividend on its Common Stock and does not expect to pay cash dividends in the foreseeable future.

         Dilutive Effect of Options, Warrants and Convertible Securities. As of the date hereof, there were options, warrants and notes outstanding to purchase or acquire in excess of 27,000,000 shares of Common Stock, with exercise and converging prices ranging from $.10 to $1.10 per share and which will expire on various dates through April 1, 2002. The outstanding convertible notes are convertible based upon market prices in the future and the number of shares are presently indeterminate. If the outstanding options and warrants are exercised or notes converted, the percentage of capital stock then held by the existing stockholders will be reduced. Furthermore, the outstanding options and warrants can be expected to be exercised at a time when the Company would be able to obtain funds from the sale of Common Stock or other securities at a price higher than the exercise prices or conversion prices thereof.

                            DESCRIPTION OF SECURITIES

         The following descriptions of the Company's securities are qualified in all respects by reference to the Certificate of Incorporation and By-laws of the Company. The Certificate of Incorporation authorizes the Company to issue 100,000,000 shares of Common Stock, $.001 par value, and 15,000,000 shares of "blank check" Preferred Stock, $.001 par value (the "Preferred Stock").

Common Stock

         As of June 30, 1999 there were 41,155,960 shares of Common Stock outstanding. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Subject to preferential rights with respect to future outstanding Preferred Stock, holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and satisfaction of preferential rights and have no rights to convert their Common Stock into any other securities. All shares of Common Stock have equal, non-cumulative voting rights, and have no preference, exchange, preemptive or redemption rights.

Preferred Stock

         As of the date hereof, there were no shares of Preferred Stock outstanding. The Company's Certificate of Incorporation authorizes the issuance of the Preferred Stock with designations, rights and preferences determined from time to time by its Board of Directors. The Preferred Stock may be issued in series, and the Preferred Stock of each series will have such rights and preferences as are fixed by the Board of Directors in the resolutions authorizing the issuance of that particular series. In designating any series of the Preferred Stock, the Board of Directors may fix the number of shares of the Preferred Stock constituting that series and fix the dividend rights, dividend rate, conversion rights, voting rights (which may be greater or lesser than the voting rights of the Common Stock), rights and terms of redemption (including any sinking fund provisions) and the liquidation preferences of the series of the Preferred Stock. It is possible, without any action of the stockholders of the Company, that the holders of any series of the Preferred Stock, when and if issued, will have priority claims to dividends and to any distributions upon liquidation of the Company and that they may have other preferences over the holders of the Common Stock. The Board of Directors may issue series of the Preferred Stock without action of the stockholders of the Company.

         The issuance of the Preferred Stock may be used as an anti-takeover device without further action on the part of the stockholders. Furthermore, the issuance of the Preferred Stock may dilute the voting power of holders of the Common Stock (such as by issuing Preferred Stock with super-voting rights) and may render more difficult the removal of current management, even if such removal may be in the stockholders' best interests. The Company has no current plans to issue any of the Preferred Stock.

Delaware Law and Certain Charter Provisions

         The Company will be subject to Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in a wide range of specified transactions with any interested stockholder, defined to include, among others, any person or entity who in the previous three years obtained 15% or more of any class or series of stock entitled to vote in the election of directors, unless, among other exceptions, the transaction is approved by (i) the Board of Directors prior to the date the interested stockholder obtained such status or (ii) the holders of two-thirds of the outstanding shares of each class or series owned by the interested stockholder. The Company's Certificate of Incorporation and By-laws contain certain additional provisions which may have the effect of delaying or preventing a change in control of the Company. Such provisions include blank check preferred stock (the terms of which may be fixed by the Board of Directors without stockholder approval). Accordingly, the Company's Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

Transfer and Warrant Agent

         The transfer agent for the Common Stock is Holladay Stock Transfer,
Inc.


                                  LEGAL MATTERS

         Certain legal matters in connection with the securities being offered hereby will be passed upon for the Company by Parker Duryee Rosoff & Haft, New York, New York 10017.


                                     EXPERTS

         The consolidated financial statements of the Company, included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1998, which annual report has been incorporated herein by reference, have been audited by Liebman Goldberg and Drogin LLP, independent certified public accountants, as indicated in their report with respect thereto, and are incorporated herein by reference in reliance upon the report of said firm given upon their authority as experts in accounting and auditing.

                              -------------------

         No dealer, salesperson or other person has been authorized to give any information or to make any representations not contained in this Prospectus or incorporated by reference to this Prospectus, and, if given or made, such information or representations must not be relied upon as having been authorized by the Company. This Prospectus does not constitute an offer to sell, or a solicitation of an offer to buy, the securities offered hereby in any jurisdiction to any person to whom it is unlawful to make such offer or solicitation in such jurisdiction. The delivery of this Prospectus at any time does not imply that the information contained herein is correct as of any time subsequent to its date.

Item 2. Legal Proceedings

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

         Jack Woolf has commenced an action in Supreme Court for the State of California in Los Angeles entitled Jack Woolf vs. BNN Corporation. Mr. Woolf alleges breach of an agreement with the Company's former subsidiary Celebrity Shopping Network which Mr. Woolf claims the Company is liable. The damages are not stated with particularity. Mr. Wolf action was dismissed but Mr. Woolf has appealed. The Company has settled with Mr. Wolf in consideration of 35,000 shares of KMG stock.

         Mr. Barry Synter has commenced a claim against the Company in the Supreme Court of the State of New York - County of New York. (Synter vs. BNN Corporation) Mr. Synter seeks damages of up to $1,500,000 for the Company's alleged failure to permit transfer by Mr. Synter of stock certificates allegedly owned by him. The Company has alleged Mr. Synter was not entitled to the certificate.

         Tokyo Broadcasting Systems has taken a default judgment against the Company for approximately $22,000 for non-payment of a note in connection with an action commenced in Supreme Court of the State of New York for New York County. As of this date the note has been fully paid and the action has been settled.

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

         An action has also been commenced by Eric Ashenberg a former officer of Celebrity Showcase Network, its prior subsidiary for damages arising from the Company's failure to approve the transfer of a certificate allegedly owned by Mr. Ashenberg. Mr. Ashenberg has also named Henry Siegel and Paul Siegel as defendants. The Company has agreed to indemnify Messrs. Siegel to the full extent provided by law. Mr. Ashenberg seeks damages in the amount of $450,000. The Company denies that Mr. Ashenberg was entitled to his certificates. They have agreed to settle for 300,000 shares of KMG stock.

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

Item 3. Submission of Matters to a Vote of Security Holders

         No matter was submitted.


SUBSEQUENT EVENTS

         Subsequent to March 31, 1998 but prior to the issuance of these financial statements the Company entered into several stock transactions which is reflected on the S-3 filed with the Securities Exchange Commission on May 14, 1999

                                  Signatures

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