Form 10QSB
period 1999-09-30
KALEIDOSCOPE MEDIA GROUP INC
filed 1999-11-19
CIK 848447

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-QSB
               Quarterly report pursuant to section 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal quarter ended Third Quarter ended September 30, 1999
                                                     Commission File No. 0-17591

                         KALEIDOSCOPE MEDIA GROUP, INC.
              ----------------------------------------------------
              (Exact name of registrant as specific in its charter)

          Delaware                                       93-0957030
-------------------------------               -------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                            Number)

                  244 W. 54th Street, New York, New York, 10019
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (212) 757-0700
                         -------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the proceeding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes____X__        No ________

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether in the registrant filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes_____ No ______

                      Applicable only to corporate Issuers

         State the number of shares outstanding of each of the issuer's class as of common equity, as of September 30, 1999: 45,219,730

         Transitional Small Business Disclosure Format (check one):
Yes _____ No__X___

                                      Index

                                                                                 Page #
                                                                                 ------

Part I Financial Information

         Item 1. Financial Statements (unaudited)...............................

         Consolidated Balance Sheet September 30, 1999 and September 30, 1998...   1-2

         Consolidated Statement of Income.......................................     3

         Consolidated Statement of Stockholders' Equity (Deficit),
         Nine months ended September 30, 1999 and September 30, 1998............     4

         Consolidated Statements of Cash Flows nine months ended
         September 30, 1999 and September 30, 1998..............................     5

         Notes to Financial Statement...........................................

         Item 2. Management's Discussion and Analysis of Financial Condition
         And Results of Operations..............................................     6

Part II Other Information

         Item 1. Legal Proceedings..............................................    20

         Item 2. Changes in Securities..........................................    12

         Signatures.............................................................    23

                          Kaleidoscope Media Group, Inc
                           (Formerly Bnn Corporation)
                                 and Subsidaries

                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED

                                     ASSETS

                                                                                         September 30
                                                                                ------------------------------
                                                                                   1999               1998
                                                                                ---------          -----------
CURRENT ASSETS
              Cash                                                              $     357          $      218
              Accounts receivable, less allowance for doubtful
                   accounts of $508,654 and $116,534 in 1999 and 1998             472,516             847,205
              Notes receivable, less allowance for bad debt of
                   $50,000                                                             --                  --

              Expenditures billable to clients                                      28,171                 --
              Program cost inventory  current portion,
                   net of accumulated amortization                                 696,120          3,406,442
              Deferred income taxes                                                                   369,600
              Other current assets                                                 180,462            217,430
                                                                                ----------         ----------
                                Total Current Assets                             1,377,625          4,840,895

              Program Cost Inventory, less current portion,
                   net of accumulated amortization                                 817,133          1,890,471

              Property and equipment at cost less:
                   accumulated depreciation                                         17,535             58,475

             Investment in joint venture                                           897,102          1,238,110

             Deferred income taxes                                                      --            376,800

             Goodwill, net of accumulated amortization                                  --            797,247

             Other Assets                                                           11,592             23,116
                                                                                ----------         ----------

                                Total Assets                                    $3,120,986         $9,225,114
                                                                                ==========         ==========


                       See notes to financial statements.

                          Kaleidoscope Media Group, Inc
                           (Formerly Bnn Corporation)
                                 and Subsidaries

                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                            September 30
                                                                                ----------------------------------
                                                                                    1999                  1998
                                                                                -----------            -----------

CURRENT LIABILITIES
              Cash overdrafts                                                   $        --            $    35,523
              Loans officers                                                         49,800                     --
              Notes Payable                                                       1,252,000                190,000
              Accounts  payable and accrues liabilities                           1,509,676              1,103,377
              Income tax payable                                                    906,302                823,179
              Option agreement payable                                               56,250                 68,750
              Defered rent -- current portion                                            --                115,805
              Deferred income and client advances                                    98,333                179,898
                                                                                -----------            -----------
                   Total Current Liabilities                                      3,872,361              2,516,532

Contingencies (Note 10)

STOCKHOLDERS' EQUITY
              Common stock,  $0.001 par value, 100,000,000
                   shares authorized and 41,155,960 issued in
                   1999, and $0.01 par value 100,000,000 shares
                   authorized and 31,882,092 issued in 1998                          41,157                 36,904
              Preferred stock, $0.001 par value 15,000,000
              shares authorized and none issued in 1999 or 1998                          --                     --
              Additional paid-in-capital                                          9,583,262              9,307,855
              Accumulated deficit                                               (10,375,795)            (1,865,586)
              Stock subscription receivable less
                   allowance of $1,111,542 in 1999 and $438,075 in 1998                  --               (770,591)
              Treasury stock 529,000 shares in 1999 and 1998
                   at cost                                                               --                     --
                                                                                -----------            -----------
                               Total Stockholders' Equity                          (751,375)             6,708,582
                                                                                -----------            -----------
                               Total Liability and Stockholders' Equity         $ 3,120,986            $ 9,225,114
                                                                                ===========            ===========



                       See notes to financial statements.

                          Kaleidoscope Media Group, Inc
                           (Formerly Bnn Corporation)
                                 and Subsidaries

                           CONSOLIDATED STATEMENT OF INCOME

                                                                          Three Months Ended               Nine Months Ended
                                                                             September 30                     September 30
                                                                       -------------------------        -------------------------
                                                                          1999           1998              1999            1998
                                                                       ---------       ---------        ---------       ----------
NET REVENUE                                                            $  43,604       $ 382,575        $ 405,836       $1,517,156

DIRECT PROJECT COSTS
              Amortization of program costs                               24,358         314,226           94,342          706,738
              Other direct project costs                                      --          19,128            6,331           51,359
                                                                       ---------       ---------        ---------       ----------
              Total Direct Project Costs                                  24,358         333,354          100,673          758,097
                                                                       ---------       ---------        ---------       ----------

GROSS PROFIT                                                              19,247          49,221          305,163          759,059
                                                                       ---------       ---------        ---------       ----------

EXPENSE
              Salaries and Benefits                                      288,082         336,769          809,162          879,684
              General and administrative                                 361,061         579,854          914,765        1,683,943
              Amortization of Goodwill                                        --          11,389               --           34,167
              Interest & Local Taxes                                          --          30,896               --           30,896
                                                                       ---------       ---------        ---------       ----------

                          Total Expenses                                 649,144         958,908        1,723,927        2,628,690
                                                                       ---------       ---------        ---------       ----------

INCOME (LOSS) BEFORE GAIN ON REDUCTION IN LIABILITIES,
              EQUITY IN INCOME OF JOINT VENTURE AND INCOME TAXES        (629,897)       (909,687)      (1,418,764)      (1,869,631)

GAIN ON REDUCTION IN LIABILITIES (Note 8)                                     --              --               --          282,965
                                                                       ---------       ---------        ---------       ----------

INCOME BEFORE INCOME TAXES                                              (629,897)       (909,687)      (1,418,764)      (1,586,666)

INCOME TAX (BENEFIT) EXPENSE                                                  --        (357,360)              --         (612,195)
                                                                       ---------       ---------        ---------       ----------

NET INCOME (LOSS)                                                      $(629,897)      $(552,327)      (1,418,764)      $ (974,471)
                                                                       =========       =========        =========       ==========
NET EARNINGS PER COMMON SHARE
              Basic                                                        (0.02)          (0.02)           (0.04)           (0.03)
              Diluted                                                      (0.02)          (0.02)           (0.04)           (0.03)



                       See notes to financial statements.

                          Kaleidoscope Media Group, Inc
                           (Formerly Bnn Corporation)
                                 and Subsidaries

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (UNAUDITED)



                                                                                        Additional          Stock
                                               Shares        Common      Paid-in       Accumulated      Subscription
                                               Issued         Stock      Capital         Deficit         Receivable       Total
                                             ----------     --------    -----------     ------------     ---------    -------------
Nine Months Ended September 30, 1999

Balance  January 1, 1999                     38,660,960     $ 38,662    $ 9,386,258     $ (8,957,030)    $      --    $     467,890

Issuance of shares for
        cash consideration                    2,495,000        2,495        197,004                                         199,499

Net Loss                                             --           --             --       (1,418,764)           --    (1,418,763.63)
                                             ----------     --------    -----------     ------------     ---------    -------------
                                             41,155,960     $ 41,157    $ 9,583,262    $ (10,375,794)    $      --    $    (751,375)
                                             ==========     ========    ===========     ============     =========    =============

Nine Months Ended September 30, 1998

        Balance  January 1, 1998             26,027,082     $ 26,027    $ 6,197,661       $ (891,115)    $      --    $   5,332,573

        Issuance of shares and related
        warrants for cash consideration      10,057,364       10,057      2,813,509               --            --        2,823,566

        Issuance of shares to settle
        accounts payable and for
        services rendered                       520,010          520        296,985               --            --          297,505

        Stock subscription receivable                --           --             --               --      (770,591)        (770,591)

        Issuance of shares in settlement
        of claim                                300,000          300           (300)              --            --               --

        Net loss                                     --          --              --         (974,471)           --         (974,471)
                                             ----------     --------    -----------     ------------     ---------    -------------

        Balance  September 30, 1998          36,904,456     $ 36,904    $ 9,307,855     $ (1,865,586)    $(770,591)   $   6,708,582
                                             ==========     ========    ===========     ============     =========    =============



                       See notes to financial statements.

                         Kaleidoscope Media Group, Inc.
                           (formerly BNN Corporation)
                                 And Subsidaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                            September
                                                                              ------------------------------------
                                                                                  1999                    1998
                                                                              -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                       $ (1,418,764)              (974,471)
      Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Amortization and depreciation                                           103,979                450,057
           Deferred income tax expense (benefit)                                         0               (123,800)
           Deferred rent                                                                 0               (203,734)
           Gain on reduction of liabilities                                              0               (282,965)
           Expense paid through the issuance of stock                                    0                175,000
           Change in assets and liabilities:
                       Accounts receivable                                        (149,191)              (100,524)
                       Expenditures billable to clients                            (28,171)                     0
                       Other current assets                                              0               (142,146)
                       Other assets                                               (217,032)                     0
                       Cash overdraft                                              (13,051)              (158,625)
                       Accounts payable and accrued liabilities                    369,535               (172,537)
                       Writedown of program costs inventory                         94,342                      0
                       Income taxes payable                                              1                (16,317)
                       Deferred income and client advances                          98,333               (517,135)
                                                                               -----------            -----------
                       Net Cash Used in Operating Activities                    (1,160,018)            (2,067,197)
                                                                               -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Distribution from joint venture                                              102,500                138,390
      Investment in joint venture                                                  (10,150)                     0
      Expenditures for program costs                                              (155,659)              (524,558)
      Acquisition of property and equipment                                         (1,480)                   929
      Loans receivable  officers and shareholders  net change                        9,000                 36,300
                                                                               -----------            -----------
                       Net Cash Provided by Investing Activities                   (55,790)              (348,939)
                                                                               -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from notes payable                                                  962,000                150,000
      Repayments of notes payable                                                        0               (118,750)
      Loans payable to officers and shareholder                                     49,800                      0
      Issuance of common stock and related warrants                                199,500              2,132,844
                                                                               -----------            -----------
                       Net Cash Provided by Financing Activities                 1,211,300              2,164,094

INCREASE (DECREASE) IN CASH                                                         (4,508)              (252,042)

CASH
      Beginning of period                                                            4,865                252,260
                                                                               -----------            -----------
      End of period                                                            $       357            $       218
                                                                               ===========            ===========


                       See notes to financial statements.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (formerly BNN Corporation)
                                 AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                                   (UNAUDITED)

1. MAJOR CUSTOMERS

         The company has received its income for the nine months ending September 30, 1999 from Global International for the Shaka Zulu mini series and United CineMagic Pictures, Inc. for the a.k.a. Picasso series. The balances was derived from distribution, syndication and consulting fees.

         During the nine months ended September 30, 1998, $907,100 of the Company's revenue was derived from the release of new made-for-television movie "Merlin: The Magic Begins". Licensing, to two customers, of the rights for the movie in two European territories accounted for approximately $350,000 and $100,000 of this revenue.

2. PROGRAM COST INVENTORY

         Program cost inventory as September 30, consists of the following:

                                            1998              1999
                                            ====              ====
    Current portion                      $  696,120       $ 3,406,442
    Noncurrent portion                      817,133         1,890,471
                                         ----------       -----------
    Total Program Cost Inventory         $1,513,253       $ 5,296,913

3. DISTRIBUTION RIGHTS

         The Company has acquired distribution rights in numerous properties. Under these agreements, the Company distributes the properties in the allotted territories on behalf of the owners in exchange for receiving a substantial portion of the gross revenue. Although these rights have substantial value, the historical cost methodology required by generally accepted accounting principles do not permit the recognition of these values in the financial statements in excess of the costs of acquisition. With the exception of some minor costs included in program cost inventory, the distribution rights had no cost and therefore were not recorded in the financial statements. Instead the Company will recognize revenue as it is earned in accordance with its stated revenue recognition policy.

         The properties for which the Company has distribution rights as of September 30, 1999 are as follows:

         The Ice Fantasies Collection:

                  Gershwin On Ice
                  Superstars On Ice
                  Fairytales On Ice/Alice Through the Looking Glass Fairytales On Ice/Sleeping Beauty
                  Cinderella On Ice
                  Nutcracker On Ice
         Cyberfit
         Thrillmasters
         Gravity Angles

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (formerly BNN Corporation)
                                 AND SUBSIDARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               SEPTEMBER 30, 1999

                                   (UNAUDITED)

         Digital Cafe
         Shaka Zulu
         a.k.a. Picasso
         Mia Mine Forever
         Diamond Hunters
         Magnificent Ambersons
         Boxcino
         Models & Fantasies
         The Great Magic of Las Vegas
         The World's Greatest Performers
         The World's Top Shows
         Circus Adventures
         The Best of Monte Carlo
         Field & Stream Legends
         Outdoor Life Series
         The Air Shows


4. NOTES PAYABLE

         During the nine-month period the Company issued eight (8%) percent convertible promissory notes aggregating eight hundred fifty thousand dollars ($850,000) to foreign private investors. The Notes are convertible into an indeterminate number of shares at a conversion price of the lower of fifteen ($0.15) cents per share or 70% of the lowest closing price within sixty (60) days of conversion. In conjunction with the financing, the Company issued a total of 850,000 warrants at an exercise price of $.19. The Company has also issued additional $1,250,000 of principal amount of notes which were to be paid for in installments after the registration statement becomes effective and subject to other conditions because this statement did not become effective in the required time the note may be cancelled which together with $1,250,000 of such warrants will be canceled upon certain circumstances. In August 1999 we sold an additional $112,000 principal amount of notes and issued an additional 1,000,000 warrants to acquire our common stock.

         The company issued a note for $100,000 to settle an outstanding debt of approximately $200,000 to a discontinued vendor.


5. CAPITAL TRANSACTIONS

         During the second quarter of 1998 the Company borrowed $150,000 from an entity affiliated with the Company's chairman and CEO. The entire balance was still outstanding at September 30, 1999. The note bears interest at 15% per annum and is payable on demand.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (formerly BNN Corporation)
                                 AND SUBSIDARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               SEPTEMBER 30, 1999

                                   (UNAUDITED)


         During 1999 the Company has issued 6,558,770 shares of common stock, 2,645,000 were sold at a price ranging from five ($0.05) cents to ten ($0.10) cents. The balance of shares issued was to either settle litigation, pay debt, or satisfy contractual obligations.

         During the nine months ended September 30, 1998, the Company issued 10,877,374 shares of common stock, and 1,300,000 warrants, in exchange for $3,163,062 cash (net of offering costs) and receivables, the settlement of $122,505 of accounts payable and $175,000 of services rendered. 300,000 of the warrants expire in January 2000 and have exercise prices ranging from seventy-five cents ($0.75) through one dollar and ten cents ($1.10). 200,000 of the warrants expire in December 2002 and have an exercise price of seventy-five cents ($0.75), and 800,000 of the warrants have an exercise price of twenty-five cents ($0.25).

6. CONTINGENCIES

         In December 1997, the Company filed an action seeking damages for breach of contract and fraudulent inducement of contract, among other claims, arising out of a venture that the Company entered into, with the defendants in the action to promote a Latin American boxing tournament. The Company seeks damages of at least $500,000 plus punitive damages in the action. Two of the defendants have answered the complaint, asserting various affirmative defenses and two counterclaims seeking damages of not less than $250,000. A third defendant has not yet responded to the complaint. The Company has received a default judgment against the parties. The amount of damages to be decided by the court on November 22, 1999.

         Registrant and a wholly owned subsidiary are defendants in an action commenced by ACC Entertainment Gmbh & Co. verses Kaleidoscope Media Group and Seagull Entertainment Inc. in the U.S. District Court for the Central District of California. The complaint alleges breach of contract in connection with a co-production agreement between the parties. Damages in the amount of $250,000 and the declaration that the contract is rescinded are sought. A tentative settlement has been reached.

         The Company is a defendant in Sytner versus BNN Corporation which action is commenced in the Supreme Court of the State of NY in the County of NY. The plaintiff seeks $1.5 million dollars in damage for the Company's refusal to deliver its Shares of Common Stock which Mr. Sytner alleges he was entitled, and a $53,000 reimbursement of business expenses.

         The Company is a defendant in an action in which Paul Cioffari versus Kaleidoscope Media Group et al. Plaintiff seeks one million dollars in damages in connection with his employment by the Company affiliates and the Sale of Property to an affiliate of the Company and other various claims.

         The Company believes all of these actions are without merit.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (formerly BNN Corporation)
                                 AND SUBSIDARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               SEPTEMBER 30, 1999

                                   (UNAUDITED)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107) requires entities to disclose the fair value of financial instruments except when it is not practicable to do so. Under SFAS 107, it is not practicable to make this disclosure when the costs of formulating the estimates values exceed benefit when considering how meaningful the information would be to financial statement users.

         The Company's financial instruments, and the related amounts recorded in the balance sheet, to which SFAS 107 would be applied include the following:



                                                     Carrying Amount
                                                      September 30,
                                             ----------------------------
                                                 1999              1998
                                             ----------          --------

         Asset:
                      Cash                       $ 357              $218

         Liabilities:
                      Cash overdraft               -0-            35,523
                      Notes payable          1,252,000           190,000


         The fair values of the cash and notes payable do not differ materially from their carrying amounts.

         None of the above are derivative financial instruments and none are held for trading purposes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The consolidated financial statements provided in this nine-month report for the period ended September 30, 1999 include the financial statements of SeaGull Entertainment for nine months, the financial statements of the Company for nine months, and nine months of the Tarzan Joint Venture as an equity investment. These periods of reporting reflect various months of full ownership or partial ownership in the current fiscal year and are consistent with the reporting method utilized for the prior fiscal year. The comparative results reported for the nine months ended September 30, 1998 include the financial statements of SeaGull for nine months, the financial statements of the Company for nine months, the combined financial statements of KSG for nine months and nine months of the Joint Venture as an equity investment.

         Reference is made to Note 2 of the Company's Consolidated Financial Statements for discussion of significant accounting policies, including revenue recognition.

FORWARD LOOKING STATEMENTS

         The Following statements and certain other statements contained in this quarterly report on Form 10-QSB is based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions, (ii) competitive market influence, (iii) audience appeal and critical reviews of its television programs, (iv) the ability to identify, acquire the rights to, and to develop quality properties, and (v) and ability to obtain financing.

RESULTS OF OPERATIONS

         Nine months Ended September 30, 19999 as Compared with Nine Months Ended September 30, 1998.

         Net revenues consist to total billings (less any agency fees and media costs) and accruals for earned fees. Net revenues for the Third Quarter of 1999 were $43,604 compared with net revenue of $382,575 for the Third Quarter of 1998.

         For the nine-month period ended September 30, 1999, Net Revenues were $405,836 as compared to $1,517,156 for the nine-month period ended September 30, 1998.

         Amortization of program costs (costs to produce, market and distribute a broadcast or film property) and other direct project costs was $314,226 in the Third Quarter of 1998 compared to $24,358 in 1999. For the nine-month period, it was $706,738 in 1998 and $94,342 in 1999.

         Gross profit decreased by $29,974, to $19,247 for the Third Quarter in 1999 from $ 49,221 for the Third Quarter of 1998. For the nine-month period of 1999 the gross profit decreased $453,896 as compared to 1998.

         Salaries and benefits decreased by $48,687 to $288,082 in the Third Quarter of 1999 compared to $336,769 for the Third Quarter of 1998. Salaries and benefits for the nine-month period decreased $70,522 to $809,162 in 1999 as compared to $879,684 in 1998. General and administrative expenses decreased by $218,793 to $361,061 in the Third Quarter of 1999 from $579,854 for the comparable period in 1998. General and administrative expense for the nine month period decreased by $769,178 to $914,765 in 1999 from $1,683,948 in 1998.

         There was no amortization of Goodwill in the Third Quarter of 1999 as compared to $11,389 in 1998. The entire Goodwill was written off in 1998.

         Accordingly there is no amortization for the nine-month period in 1999 as compared to $34,167 in 1998.

         Losses from operations (before equity in income of joint venture) decreased by $279,790 from a loss of $909,687 in the Third Quarter of 1998 to a loss of $629,897 for the Third Quarter of 1999. Losses from operations for the nine months ending September 30, 1999 are $1,418,764 as compared to the nine months in 1998 of $1,869,631 reflecting a decrease of $450,867.

         The Company did not receive any equity in income of its joint ventures in the Third Quarter of 1998 and 1999. The Joint Venture's only revenue producing project to date has been "Tarzan: The Epic Adventures" which earned most of its revenues in 1996 and 1997. Management's estimate of the ultimate revenues from "Tarzan: The Epic Adventures" have been revised downward.

         The provision for income tax benefit was $357,360 in the Third Quarter of 1998 as compared to no income tax benefit in 1999. The income tax expense for 1998 and 1999 does not bear the expected relationship between pretax income and the federal corporate tax rate of 34% because of (a) the effect of state and local income taxes and (b) the amortization of goodwill and certain other expenses that are not deductible for income tax purposes.


         Even though there is a net operating loss carry forward and a loss for the quarter, the accounting reflects an increase in the valuation allowance against the deferred tax asset due to the uncertainty of future profits. In the absence of future profits, the benefits of the deferred tax asset cannot be realized.

         The Company's net losses amounted to $552,327, or $0.02 per share, for the Third Quarter of 1998, as compared to net loss of $629,897 or $0.02 per share, for the same quarter in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $1,967,197 in 1998 compared with $1,160,018 in 1999. The increase in cash used operating activities was primarily the result of the reduction of Accounts Payable and Accrued Liabilities.

         Net cash used by investing activities in 1998 was $387,329 compared to the net cash used in investing activities of $55,790 in 1999. This change was primarily due to the increase in expenditures for program costs.

         Net cash provided in financing activities amounted to $2,164,094 for 1998 as compared to $1,211,300 provided by financing activities for 1999. The increase in cash provided by financing activities was primarily the result of an increase in the receipt of cash for equity transactions in 1998 and financing in 1999.

         As of September 30, 1998, the Company had cash of $218 compared with $357 as of September 30,1999. Operating activities used net cash outflow of the principle source of cash during 1999 was raised through the sale of equity securities and financing. These amounts were used to reduce the companies' liabilities.

--------------------------------------------------------------------------------

ITEM 2.  LEGAL PROCEEDINGS

         The Company is a defendant in ACC Entertainment GmbH Co. v. Kaleidoscope Media Group, Inc. (United District Court for the District of California). This action was commenced ACC Entertainment GmbH Co. ("ACC") for alleged breach of contract. The contract provided for certain rights to the Company's Merlin film to be produced by the Company in return for an investment of $375,000. ACC claims the Company failed to properly deliver the film. The Company has counterclaimed for damages. ACC has also claimed that the Company executed an additional agreement for Team Extreme. The court has directed that a settlement conference be held. A tentative settlement has been reached.

         Jack Woolf has commenced an action in Supreme Court for the State of California in Los Angeles entitled Jack Woolf vs. BNN Corporation. Mr. Woolf alleges breach of an agreement with the Company's former subsidiary Celebrity Shopping Network, which Mr. Woolf claims the Company is liable. The damages are not stated with particularity. Mr. Woolf action was dismissed but Mr. Woolf has appealed. The Company has settled with Mr. Woolf in consideration of 35,000 shares of KMG stock.

         An action has also been commenced by Eric Ashenberg a former officer of Celebrity Showcase Network, its prior subsidiary for damage arising from the Company's failure to approve the transfer of a certificate allegedly owed by Mr. Ashenberg. Mr. Ashenberg has also named Henry Siegel and Paul Siegel as defendants. The Company has agreed to indemnify Messes. Siegel to the full extent provided by law. Mr. Ashenberg seeks damages in the amount of $450,000. The Company denies that Mr. Ashenberg was entitled to his certificates. They have agreed to settle for 300,000 share of KMG stock.

         On December 19, 1997, the Company filed an action in the United States District Court Southern District of New York entitled Kaleidoscope Media Group, Inc. v. Entertainment Solutions, Inc., James K. Isenhour, Andrew S. Varni. The complaint seeks damages for breach of contract and fraudulent inducement of contract, among other claims, arising out of a venture that the Company entered into with defendants to promote a sports tournament of Latin American boxing in 1997 called "Boxcino." The Company seeks damages of at least $500,000 plus punitive damages in the action. Defendants James Isenhour and Entertainment Solutions, Inc. have answered the complaint, asserting various affirmative defenses and two counterclaims, for breach of contract and quantum merit, seeking damages of not less than $250,000. The Company believes it has valid and meritorious defenses to the counterclaims that the counterclaims are otherwise invalid, and the Company has prepared an appropriate reply. The third defendant, Andrew Varni, has no yet to date appeared in the action or answered the complaint. The parties are engaged in discovery at this time. The company has received a default judgment against the parties. The amount of damage to be decided by the court on November 22, 1999.

Item 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted.

                                   Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, therewith duly authorized.

                         KALEIDOSCOPE MEDIA GROUP, INC.

November 16, 1999:             By: /s/ Henry Siegel
                                     --------------------------------------
                                      Henry Siegel, Chief Executive Officer

November 16, 1999:             By: /s/ Irving Greenman
                                      ----------------------------------------
                                      Irving Greenman, Chief Financial Officer