Form 10KSB/A
period 1998-12-31
KALEIDOSCOPE MEDIA GROUP INC
filed 1999-11-24
CIK 848447

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                 Amendment 1 To
                                  FORM 10-KSB/A

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

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the year ended December 31, 1998 are $1,137,675.

         The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the issuer is $7,028,043 (as of March 31, 1999).

         The number of shares outstanding of the issuer's common stock is 40,955,960 (as of March 31, 1999).

                                     PART I

Item 1. Description of Business

         This amendment contains information subsequent to the original filing. Except as otherwise indicated, information contained herein has not been updated since the Company's initial filing of the Form 10-K. The financial statements have been amended in their entirety.

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

         HSPS was formed on May 3, 1996 by the issuance of approximately 59.8% of its outstanding shares (equivalent to 5,685,688 shares of common stock of the Company) for approximately 91% of the outstanding shares of SeaGull Entertainment, Inc., ("SeaGull") and the issuance of approximately 40.2% of its outstanding shares (equivalent to 3,814,312 shares of common stock of the Company) for all of the outstanding shares of two affiliated corporations constituting the Kaleidoscope Sports Group ("KSG")). For financial reporting purposes, this transaction was recorded as a purchase of HSPS by SeaGull. In 1996, SeaGull acquired as treasury stock, the remaining 9% of its outstanding shares not then owned by HSPS. In 1997, the Company disposed of substantially all of its sports related properties of KSG.


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

         During 1998 the Company incurred significant losses in the entertainment division as the introduction of programming was either postponed, or not introduced at all. In addition, sales of programs were less than anticipated. As a result, the Company took steps to reduce or eliminate costs by moving offices to less costly quarters, reducing the number of employees and, most important, establishing strategic alliances with production and distribution companies. The Company determined for the immediate future not to be responsible for the financing of production costs of its programs unless such financing was restricted to future distribution of proceeds.

         From April 1999 through August 1999 the Company received $962,500 gross proceeds in consideration of the sale of convertible notes. The investors subject to certain conditions which have not been met were required to make additional payments of $1,250,000. The Company is obligated to repay the Notes with interest in April 2000. The Company however is negotiating with these noteholders for additional financing and extension the payment of these notes.

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

 Entertainment Division

         The Entertainment Division (principally consisting of SeaGull's business activities which is now conducted directly by the Company) is primarily engaged in the business of distributing domestically and internationally entertainment properties and exploiting the related licensing and merchandising opportunities. It also provides consulting services in the development of specialty television programming and is involved in the distribution of entertainment library properties.

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

         In 1998, the Company signed agreements with Victory Media, one of Germany's leading entertainment financing groups and producer of over 200 hours of quality programming and 30 interactive CD-ROMS. Two $20 million mini-series "Shaka Zulu" and the "Diamond Hunters" will be the foundation of this important relationship. Victory Media has raised through private tax shelters in Germany millions of dollars that financed production of high budgeted mini-series and quality children programs. Victory has appointed the Company to be its exclusive North American distributor as well as for other territories outside the U.S. in which KMG has important relationships. Furthermore, because all projects are fully financed before production begins the Company will be able in 1999 to be paid as soon as signed distribution agreements are obtained by the Company. The new "Shaka Zulu" four-hour mini-series which has an international cast of stars including Baywatch's David Hasselhoff and Raiders Of The Lost Ark's Karen Allen, began production in January 1999. The original Shaka mini-series was produced over 10 years ago.

         During the year the Company abandoned efforts to complete production and distribution of Team Extreme because of its inability to obtain financing sufficient for the completion and distribution of this series.

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

         International Television Production and Distribution
         ----------------------------------------------------

         Based on industry sources, the Company believes revenues from the distribution of U.S. television programs industry wide to foreign markets have increased significantly in recent years. Development in the European television industry, such as the present trend towards increasing the number of privately owned channels and greater channel capacity, may cause foreign sales to become a more important component of the distribution of programs produced by the United States television industry. There is no assurance that the Company's productions will reflect such increase.

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

         In addition to United States television broadcast rights, the Company has in the past acquired, where available on acceptable terms, world-wide broadcast television and non-standard television distribution rights (such as cable and videocassette rights) to the programs it distributes. These acquisitions are typically on a long-term exclusive basis, often between three and twelve years, in some cases with various renewal options, and may provide that the Company has the right to undertake production of the program in the event the producer fails to deliver the contracted programming. As an example, the Company has retained the rights for the worldwide videocassette distribution of the "Tarzan: The Epic Adventures".

         Entering into arrangements for distribution of new material or properties for television and new multimedia productions is essential to the future growth of the Company. The Company may obtain new properties from several sources: (i) distribution agreement with the owner of a property; (ii) acquisition of existing properties; (iii) co-development of new properties; and
(iv) development of new properties internally. As long as the Company experiences capital shortages, it will concentrate on acquiring distribution rights as opposed to being responsible for financing of a project.

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

Competition

         Competition in the production and distribution of television programming is intense. The Company's is a minor participant in the television distribution business. The Company's programming competes with other first-run programming, network reruns and programs produced by local television stations. The Company competes with many other companies that have been acquiring, producing and distributing programs for a longer period of time than the Company, and most of these companies have greater financial resources than those of the Company. These competitors include large television and film studios such as Paramount Communications Inc., Columbia Pictures Television, 20th Century Fox Film Corp., MCA Inc., and Warner Bros. Inc., as well as other television distribution companies such as King World Productions, Inc., All-American Television Inc. and Viacom International, Inc. The Company also competes with other companies for the sale of television advertising time, including Tribune Broadcasting Co./Entertainment Co., Viacom International, Inc., All-American and King World.

         The Company's success is highly dependent upon such various unpredictable factors as the viewing preferences of television audiences. Public taste is unpredictable and a shift in demand could cause the Company's programming to lose its appeal. Television programming also competes for audiences with many other forms of entertainment and leisure time activities, some of which include new areas of technology (e.g., video games and home video). The impact of these on the Company's operations cannot be predicted.

Principal Customers

         No customers accounted for more than 10% of the Company's net revenues during the year ended December 31, 1998.

Employees

         At December 31, 1998, the Company employed nine (9) persons all of whom were full-time employees, these 4 were engaged in sales and marketing five (5) in management, finance and administration. As at October 15, 1999 the Company had six employees all of whom were full-time employees. The Company has no collective bargaining agreement with its employees and believes that its relationship with its employees is good.

Item 2. Description of Property

         The Company's principal executive offices are located at 244 West 54th Street, New York, New York and consist of approximately 2,000 square feet at a rental of $6,000. The Company occupies this space pursuant to a month to month sublease that expires in 2002.

         The Company leases approximately 1,500 square feet of office space in Los Angeles under a lease that expires in September 2000. The annual base rent for such space is approximately $1,600 per month. The company no longer maintains an office at this address.


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

         The Company is a defendant in ACC Entertainment GMBH Co. v. Kaleidoscope Media Group, Inc. commenced October 27, 1998 (United District Court for the District of California by AAC Entertainment GMBH Co. ("ACC") for alleged breach of contract seeking damages of $250,000. The contract provided for certain rights to the Company's Merlin film to be produced by the Company in return for an investment of $375,000. ACC claims that the Company failed to properly deliver the film. The Company has counterclaimed for damages. ACC has also claimed that the Company executed an additional agreement for Team Extreme.

         On October 28, 1998 Paul Cioffari commenced an action against the Company and its subsidiary claiming failure of the Company to perform its agreement to pay Mr. Cioffari agreed consideration for entertainment property allegedly delivered by Mr. Cioffari to the Company. Cioffari vs. BNN Company (Supreme Court New York County). Defendants seek damages up to $700,000 on a variety of claims. The Company denies all liability.

         On October 1999 the Company settled an action by Jack Woolf commenced in Supreme Court for the State of California in Los Angeles entitled Jack Woolf vs. BNN Corporation. Mr. Woolf had alleged a breach of an agreement with the Company's former subsidiary Celebrity Shopping Network.

         On August 5, 1998 Mr. Barry Synter commenced an action against the Company in the Supreme Court of the State of New York - County of New York. (Synter vs. BNN Corporation) Mr. Synter seeks damages of up to $1,500,000 for the Company's alleged failure to permit transfer by Mr. Synter of stock certificates allegedly owned by him. The Company has alleged Mr. Synter was not entitled to the certificate.

         The Company satisfied a default judgment taken by Tokyo Broadcasting Systems against the Company for approximately $22,000 for non-payment of a note in connection with an action commenced in Supreme Court of the State of New York for New York County.

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

         An action has also been commenced by Eric Ashenberg a former officer of Celebrity Showcase Network, its prior subsidiary for damages arising from the Company's failure to approve the transfer of a certificate allegedly owned by Mr. Ashenberg. Mr. Ashenberg has also named Henry Siegel and Paul Siegel as defendants. The Company has agreed to indemnify Messrs. Siegel to the full extent provided by law. Mr. Ashenberg seeks damages in the amount of $450,000. The Company denies that Mr. Ashenberg was entitled to his certificates. The Company and Mr. Ashenberg have in principle agreed to settle this action.

         On December 19, 1997, the Company filed an action in the United States District Court Southern District of New York entitled Kaleidoscope Media Group, Inc. v. Entertainment Solutions, Inc., James K. Isenhour, Andrew S. Varni. The complaint seeks damages for breach of contract and fraudulent inducement of contract, among other claims, arising out of a venture that the Company entered into with defendants to promote a sports tournament of Latin American boxing in 1997 called "Boxcino." The Company seeks damages of at least $500,000 plus punitive damages in the action. Defendants James Isenhour and Entertainment Solutions, Inc. had answered the complaint, asserting various affirmative defenses and two counterclaims, for breach of contract and quantum meruit, seeking damages of not less than $250,000. In September 1999 the Company obtained a default judgement against all defendants which also dismissed all counterclaims.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted.

                                    PART II


Item 5. Market for Common Equity and Related Stockholder Matters

         The Company's common stock (the "Common Stock") is quoted on the OTC Bulletin Board under the symbol "KMGG".

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         Net revenues consist of total billings (less any agency fees and media costs) and accruals for earned fees. Net revenues decreased by $1,603,717, or 60%, to $1,137,675 in 1998 from $2,741,392 in 1997. This decrease is due substantially to the decline in entertainment division revenues resulting from delays in the introduction of and reduced sales of the Company's programs. In addition, the sports and direct marketing divisions did not generate any revenues.

         Amortization of program cost and other direct project costs increased $2,507,896 from $2,063,503 in 1997 to $4,571,399 in 1998. The increases resulted from the write off of capitalized costs of the sports and direct marketing division as well as programs of the entertainment division which were either abandoned or had in a lower value than anticipated. Direct project cost include costs necessary to create or produce and market a property. During 1997, there was amortization of program costs relating to "Boxcino," "Hollywood Discoveries," "Tarzan: The Epic Adventures" and some smaller projects.

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

         Company's equity in the income of its joint venture decreased $188,658. As compared to $317,721 in 1997. The Joint Venture's only revenue producing project to date has been "Tarzan: The Epic Adventures" which earned most of its revenues in 1996 when it was first released. Management's estimate of the ultimate revenues from "Tarzan: The Epic Adventures" have been revised downward. The $1,204,188 decrease was partially offset by the Company's $249,621 equity in the income of KS&E during the period April 1, 1997 through August 15, 1997 when the Company had a 49% interest, in this entity, KS&E was engaged in sports business including the contribution of certain sporting projects, formerly conducted by the Company's subsidiaries.

         In 1997, the Company realized a gain of $3,512,836 from the sale in two transactions of a significant portion of its Sports Division.

         Income before income taxes decreased by $8,561,985 to a loss of $7,389,485 in 1998 from income of $1,172,500 in 1997. This decrease was a result of the factors described above.

         The Company had no provision for income tax benefit in 1998 as compared to the Income Tax Expense of $1,452,594 in 1997. The income tax expense for 1997 does not bear the expected relationship between pretax income and the federal corporate tax rate of 34% because of (a) the effect of state and local income taxes as described below and (b) the amortization of goodwill, the write-off of goodwill associated with the sale of KS&E in the amount of $2,386,115 as described below and certain other expenses are not deductible for income tax purposes.

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

         The Company's net loss amounted to $8,065,915, or $0.27 per share, for the year ended December 31, 1998, as compared to net loss of $280,094, or $0.01 per share, for the year ended December 31, 1997, respectively.

Net Operating Loss Carryforwards

         Because of its losses the Company has written off deferred income benefit. Nevertheless, at December 31, 1998, NOLs of the Company amounted to approximately $8,537,500 for federal income tax purposes. The NOLs are not available for state income tax purposes. The NOLs begin to expire starting in 2011. The Company's subsidiaries file separate income tax returns in various states and localities. The losses of one subsidiary cannot be used to offset the losses of another subsidiary for state purposes. Certain of the Company's subsidiaries have substantial NOLs available for state and local income tax purposes. In addition, certain of the Company's subsidiaries have approximately $175,000 of NOLs that can only be used to offset future taxable income (for federal and certain state purposes) of the specific subsidiaries to which they pertain. These NOLs are further limited by the operation of Section 382 of the Internal Revenue Code. The subsidiaries are only allowed to use a maximum of approximately $27,000 of these carryforwards each year.


Liquidity and Capital Resources

         As of December 31, 1998 the Company had a working capital deficit of $1,361,067 compared to working capital of $651,603 as of December 31, 1997. The decrease in working capital was primarily due to a reduction in value of program cost inventory as a result of write offs in 1998 as well as a decrease in net income. As of December 31, 1998, the Company had cash of $4,865 compared with $252,260 as of December 31, 1997. Operating activities generated a net cash outflow of $3,617,953. The principle source of cash during 1998 was from the sale of shares which generated net cash in the amount of $3,201,231.

         The Company has taken steps to reverse the Company's history of losses which contributed to its liquidity problem. First it has reduced costs particularly overhead. As a result the Company closed offices, terminated several employees, reduced the salary of other employees. It also has entered into an arrangement with an independent third party to perform certain services for the distribution formerly performed by the Company. The Company is also seeking additional programs to distribute without incurring increased financing costs.

         The Company historically received funds from the sale of equity securities and from operations. In addition, in 1997 it received substantial proceeds from the sale of its KSE division. Subsequent to March 31, 1999, the Company was able to obtain funds from the sale of convertible Notes in April and August 1999. Some of these same investors had agreed to fund $1,250,000 principal amount of Notes in two installments if certain conditions were met. These conditions included the effectiveness of a registration statement by a date in August 1999. This condition was not fulfilled and investors have no further obligation to make an additional investment in this Company. Moreover, if they do not convert their Notes the Company will have to repay an additional 962,000 plus interest in April 2000. The Company is negotiating substitute financing and an extension with their investors.

         The Company presently requires additional capital from equity, loans, or from operations to continue in business. While the Company has entered into distribution arrangements which are anticipated to result in revenues, the Company requires approximately $500,000 to $750,000 in additional working capital. The Company is attempting to obtain additional capital from private capital sources including investors of its convertible notes. If it does not obtain sufficient funds it will not be able to operate.

         Net cash used in operating activities was $3,617,953 in 1998 compared with $984,388 in 1997. The increase in cash used in operating activities was primarily the result of the $2,633,565 increase in the operating loss described above offset by noncash charges for deprecation and amortization and the conservation of cash through the increase of various operating liabilities.

         Net cash used by investing activities in 1998 was $7,973 compared to the net cash provided by investing activities of $1,232,964 in 1997. This change was due primarily due to proceeds of $6,000,000 from the sale of a portion of the Sports Division in 1997, offset by the expenditures for programs costs of $4,907,329.

         Net cash provided by financing activities amounted to $3,378,531 for the year ended December 31, 1998 as compared to $150,322 used by financing activities for the same period in 1997. The increase in cash provided by financing activities was primarily the result of the receipt of cash for equity transactions in 1998.



Inflation

         The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or its profitability.

Year 2000 Compliance

         The Company's computer programs are not Y-2K Compliant. The Company has made arrangements to correct its programs by October 1999.

Item 7. Financial Statements

         Reference is made to pages     through      comprising a portion of
this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no changes in accountants due to disagreements on accounting and financial disclosure during the 24 months prior to December 31, 1998.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         As March 31, 1999 the directors and executive officers of the Company were as set forth below. Ray Volpe subsequently resigned as a director.

        Name             Age      Position
        ----             ---      --------
Henry Siegel             58       Chief Executive Officer, Chairman of the Board

Paul Siegel              58       President and Director

Ray Volpe                57       Director

Martin Miller            59       Director

Irving Greenman          63       Vice President, Chief Financial Officer


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

         Ray Volpe had been a director of the Company since 1995 until his resignation in July 1999. Mr. Volpe had served as President and co-Chief Executive Officer of the Company since its inception in 1995 but resigned such positions in May 1997 to become the Chief Executive Officer of KS&E which operates certain former businesses conducted by the Sports Division of the Company. Mr. Volpe, who began his career at Doyle Dane Bernbach in 1964, was the Executive Vice President of the National Hockey League and the first commissioner of the Ladies Professional Golf Association. In 1981, Mr. Volpe and his partner, Don Ohlmeyer formed Ohlmeyer Communications Company, a sports and entertainment subsidiary of Nabisco Brands Inc., where, from 1981 to 1990, Mr. Volpe worked as an independent television producer and media consultant, representing manufacturers, televisions networks, major syndicators and advertising agencies engaged in entertainment and sports programming. Mr. Volpe has been the Chief Executive Officer of HSPS since 1990. During the period from August 1994 through June 1995, while HSPS was owned by Ventura, Mr. Volpe was President, Co-Chief Executive Officer and a Director of Ventura.

         Martin Miller has been a director of the Company since February 1995. Mr. Miller, for the past five years, has been a manager of corporate finance for Millport Ltd., presently a Bahamian based investment advisor of foreign investors. Mr. Miller is a director of Teltran International Group, Ltd. a publicly traded Company.

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

      The following table sets forth all grants of stock options to each of the named executive officers of the Company during the fiscal year ended December 31, 1998.

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

------------

Employment Agreements

         The Company entered into employment agreements as of January 1, 1997 with Henry Siegel, Chief Executive Officer of the Company, and Paul Siegel, President of the Company. Each agreement has a three-year term which renews for an additional year on each anniversary of the agreement, and provides for an annual base compensation of $350,000, with annual increases subsequent to the three year term in an amount to be determined by the Board of Directors.. In addition, Henry Siegel and Paul Siegel are each entitled to such bonuses as may be awarded by the Board of Directors in its discretion. Each agreement also provides for the payment of benefits, including payment of automobile expenses. In the event of the death or total disability of either executive, the Company has agreed to pay his estate or the executive the unpaid portion of his annual base compensation, but in no event less than six months base compensation. The agreement also contains a non-competition provision covering the term of the agreement plus two years following termination or expiration of the agreement. The Company did not pay salary under then agreements from November 1999 to March 31, 1999. From April 1, 1999 to June 30, 1999 each received salary payments at a reduced rate of $20,000 per month. No salary payments were made subsequent to that date.

         On July 1, 1999 Mr. Paul Siegel ceased to be an employee and became a consultant. He is receiving fees of $10,000 per month plus an automobile allowance. His employment agreement has been terminated.

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


Name and address of Beneficial       Number of Shares
            Owner                   Beneficially Owned     Percentage of Class
------------------------------      ------------------     -------------------
Henry Siegel                            3,055,000                  8%
244 West 54th Street
New York, New York

Paul Siegel                             3,055,000                  8%
5777 West Century Boulevard
Suite 725
Los Angeles, California 90045

Ray Volpe                               3,055,000                  8%
136 Madison Avenue
New York, New York

Martin Miller (1)                              --                 --
57 The Circle
Glen Head, New York


All directors and executive
    officers as a group (4 persons)     9,165,000                 24%

------------
(1) Does not include 90,000 shares owned by Mr. Miller's wife. Mr. Miller disclaims beneficial ownership of such shares.
(2) Does not options and securities which may have been acquired subsequent to March 31, 1999.

Item 12. Certain Relationships and Related Transactions

         Pursuant to an agreement, dated as of April 1, 1997, between the Company and By-The-Way Corporation ("BTW"), a corporation wholly-owned by Ray Volpe, a former director of the Company, BTW granted to the Company in perpetuity the right at any time to develop, produce, distribute, market, license or otherwise exploit (the "Exploitation Rights") all entertainment properties (other than properties licensed to KS&E) in consideration of an option payment consisting of $112,500 previously advanced and additional payments to be made by the Company to BTW of $150,000 per year. Such option payment will be offset against fees or amounts payable by the Company for any Exploitation Rights granted to the Company by BTW. During the year ended December 31, 1997, the Company paid BTW $150,000.

         Commencing in April 1997, KS&E sublet approximately 42% of the Company's office space in New York City for a prorata share of the rent. In addition, KS&E pays the Company 42% of certain overhead that it utilizes in New York City. During the fiscal year ended December 31, 1998, the Company received approximately $361,904 from KS&E for such rent and overhead. Ray Volpe, a former director of the Company, is Chief Executive Officer of KS&E.

         During 1998 pension trust for the benefit of Henry Siegel advanced the Company $150,000.

         The Company received loans, represented by 8% one year notes, in the principle amount of $412,217 and $600,000 during the years ended December 31, 1997 and 1996, respectively, from foreign clients of Millport Ltd. (the "Millport Clients"), a Bahamian domiciled investment advisor. All of such loans were repaid as of December 31, 1997. As additional consideration for granting these loans to the Company, the Millport Clients have received two year warrants to purchase an aggregate of 4,048,866 shares of Common Stock at $.25 per share. Millport Clients also have purchased 4,732,220 shares of Common Stock from the Company for an aggregate of $2,484,415. In addition, some of the Millport Clients have purchased shares of Common Stock in the open market. Pursuant to a settlement agreement, the Company and several of these clients issued 5,285,000 warrants to purchase the Company's common stock at $.10 per share. These clients settled claims against the Company and agreed to pay indebtedness of the Company upon excess of 2,000,000 warrants. Millport clients have accepted warrants to purchase Company's common stock. Martin Miller is a director of the Company and a director of corporate finance of Millport Ltd. The Millport Clients are not affiliates of Mr. Miller or Millport Ltd.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

   2.01 Plan and Agreement of Reorganization, dated as of October 22, 1996, among the Company and the shareholders of HSPS (1)

   3.01(5)  Certificate of Incorporation of the Company

   3.02(5)  By-Laws of the Company

   4.01(5)  Specimen Certificate representing the Common Stock, per share

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

  10.9(5) Vendor Agreement, dated December 18, 1996, between the Company and HSN Direct Int. LTD. and addendum thereto, dated March 31, 1997

  10.10(5) Joint Venture Agreement, dated as of June 1995, between the Company and BV Sports Marketing, Inc.

  10.11 Distribution Agreement between Global Entertainment Productions and Kaleidoscope Media Group Incorporated, dated November 19, 1998.

  10.12     Form of Subscription Agreement -- April 1999

  10.13 Agreement as of December 23, 1998 between Abrams Gentile Entertainment, the Company and Glochi Preziosi, Ltd.

  21.01     Subsidiaries of the Company

  23.1      Consent of Independent Certified Public Accountants

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

(6) filed herewith

(b) Reports on Form 8-K

     None

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES


                            FINANCIAL STATEMENTS WITH
                          INDEPENDENT AUDITORS' REPORT


                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES



                                    CONTENTS
                                                                  PAGE #
                                                                 -------

Independent Auditors' Report                                        1


Financial Statements:

       Consolidated Balance Sheets as of December 31,
          1998 and 1997.                                          3 - 4

       Consolidated Statements of Operations For the
          years ended December 31, 1998 and 1997.                   5

       Consolidated Statement of Stockholders' Equity
         For the years ended December 31, 1998 and 1997.            6

       Consolidated Statements of Cash Flows
         For the years ended December 31, 1998 and 1997.          7 - 8

       Notes to Consolidated Financial Statements                 9 - 26

                         LIEBMAN GOLDBERG & DROGIN LLP
                          Certified Public Accountants
                         591 Stewart Avenue, Suite 450
                          Garden City, New York 11530
                                  -----------
                               Tel (516) 228-6600
                               Fax (516) 228-6664




                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Kaleidoscope Media Group Inc.



We have audited the accompanying consolidated balance sheets of Kaleidoscope Media Group, Inc. (formerly BNN Corporation) and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Kaleidoscope Media Group Inc. (formerly BNN Corporation) at December 31, 1997 was audited by Paneth, Haber & Zimmerman, LLP whose report dated April 14, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaleidoscope Media Group, Inc. (formerly BNN Corporation) and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.







Garden City, New York
April 14, 1999

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (formerly BNN Corporation)
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                                        December 31,
Current Assets:                                                  1998                1997
                                                              ----------          ----------
       Cash                                                   $    4,865          $  252,260
       Accounts receivable, less allowance for
           doubtful accounts of $507,143 and
           $116,539 in 1998 and 1997, respectively               323,325             746,681
       Program cost inventory - current portion, net
           of accumulated amortization                           650,929           2,876,975
       Deferred income taxes                                          --             266,000
       Other current assets                                       55,006             129,153
                                                              ----------          ----------

            Total current assets                               1,034,125           4,271,069

Program Cost Inventory, less current portion,
    net of accumulated amortization                              801,006           2,287,892

Loans and Advances Receivable -
    Officers and Shareholders                                      9,000              36,300

Property and Equipment, at cost, less
    accumulated depreciation                                      28,458              82,782

Investment in Joint Venture                                      989,452           1,376,500

Deferred Income Taxes                                                 --             356,600

Goodwill, net of accumulated amortization                             --             831,414

Other Assets                                                      11,592              24,116
                                                              ----------          ----------

                                                              $2,873,633          $9,266,673
                                                              ==========          ==========


                       See notes to financial statements.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (formerly BNN Corporation)
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                             December 31,
Current Liabilities:                                                                 1998                  1997
                                                                                ------------           ------------
       Cash overdrafts                                                          $     13,051           $    194,148
       Notes payable, current portion                                                190,000                 40,000
       Accounts payable and accrued liabilities                                    1,242,090              1,656,384
       Income taxes payable                                                          906,301                839,496
       Option agreement payable - current portion                                     43,750                150,000
       Deferred rent - current portion                                                  --                   42,405
       Deferred income and client advances                                              --                  697,033
                                                                                ------------           ------------
            Total current liabilities                                              2,395,192              3,619,466

Security Deposit Payable                                                              10,552                   --

Option Agreement Payable, less current portion                                          --                   37,500

Deferred Rent, less current portion                                                     --                  277,134
                                                                                ------------           ------------

            Total liabilities                                                      2,405,744              3,934,100
                                                                                ------------           ------------

Stockholders' Equity:
       Common stock, $0.001 par value, 100,000,000 shares
            authorized; 38,660,960 and 26,027,082 shares issued
            and  outstanding at December 31, 1998 and 1997,
            respectively                                                              38,661                 26,027
       Preferred stock, $0.001 par value, 15,000,000
            shares authorized, none issued and outstanding
            in 1998 and 1997                                                              --                     --
       Additional paid-in capital                                                  9,386,258              6,197,661
       Accumulated deficit                                                        (8,957,030)              (891,115)
       Stock subscriptions receivable less allowance for doubtful accounts
            of $1,111,542 and $438,075 in 1998 and 1997, respectively                     --                     --
       Treasury stock 529,000 shares in 1998 and 1997 at cost                             --                     --
                                                                                ------------           ------------

            Total stockholders' equity                                               467,889              5,332,573
                                                                                ------------           ------------

            Total liabilities and stockholders' equity                          $  2,873,633           $  9,266,673
                                                                                ============           ============




                       See notes to financial statements.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (formerly BNN Corporation)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                               For the years ended
                                                                                   December 31,
                                                                            1998                  1997
                                                                        -----------           -----------
Net Revenue                                                             $ 1,137,675           $ 2,741,392
                                                                        -----------           -----------

Direct Project Costs:
       Amortization of program costs and
         other direct project costs                                       4,571,399             2,063,503
                                                                        -----------           -----------

            Total direct project costs                                    4,571,399             2,063,503
                                                                        -----------           -----------

Gross Profit (Loss)                                                      (3,433,724)              677,889
                                                                        -----------           -----------

Expenses:
       Amortization of program costs relating to joint venture              188,658               291,427
       Salaries and benefits                                              1,183,355             1,513,578
       General and administrative                                         1,715,719             1,453,777
       Amortization of goodwill                                             831,414                77,164
       Interest                                                              41,090                  --
                                                                        -----------           -----------

            Total expenses                                                3,960,236             3,335,946
                                                                        -----------           -----------

Operating (Loss)                                                         (7,393,960)           (2,658,057)

Gain on Sale of Assets                                                           --             3,512,836

Gain on Lease Cancellation                                                  193,133                    --
                                                                        -----------           -----------

Income (Loss) before Equity in Income of Joint
       Ventures and Provison for Income Taxes                            (7,200,827)              854,779

Income (Loss) of Joint Venture                                             (188,658)              317,721
                                                                        -----------           -----------

Income (Loss) before Provision for Income Taxes                          (7,389,485)            1,172,500

Provision for Income Taxes                                                  676,430             1,452,594
                                                                        -----------           -----------

Net (Loss)                                                              $(8,065,915)          $  (280,094)
                                                                        ===========           ===========

Basic (Loss) Per Share                                                  $     (0.27)          $     (0.01)
                                                                        ===========           ===========

Diluted (Loss) Per Share                                                $     (0.27)          $     (0.01)
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

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (formerly BNN Corporation)
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                   Additional
                                     Shares          Common         Paid-in     Accumulated
                                     Issued          Stock          Capital       Deficit           Total
                                  -----------    -----------     -----------    -----------     -----------
Balance - January 1, 1997          23,557,082    $   146,731     $ 5,207,506    $  (611,021)    $ 4,743,216

Issuance of shares                  2,470,000         24,700         560,300           --           585,000

Issuance of warrants (Note 13)           --             --           284,451           --           284,451

Adjustment of par value upon
    reincorporation of KMG               --         (145,404)        145,404           --              --

Net loss                                 --             --              --         (280,094)       (280,094)
                                  -----------    -----------     -----------    -----------     -----------

Balance - December 31, 1997        26,027,082         26,027       6,197,661       (891,115)      5,332,573

Issuance of shares                 12,633,878         12,634       3,188,597           --         3,201,231

Net loss                                 --             --              --       (8,065,915)     (8,065,915)
                                  -----------    -----------     -----------    -----------     -----------

Balance - December 31, 1998        38,660,960    $    38,661     $ 9,386,258    $(8,957,030)    $   467,889
                                  ===========    ===========     ===========    ===========     ===========



529,000 shares of treasury stock were recognized in the KMG recapitalization without a cost assigned. 500,000 of these shares, represent shares issued to SeaGull Entertainment prior to the recapitalization which are accounted for as treasury stock in the consolidated financial statements.




                       See notes to financial statements.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (formerly BNN Corporation)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  For the years ended
                                                                                       December 31,
Cash Flows from Operating Activities:                                         1998                  1997
                                                                          -----------           -----------
Net (loss)                                                                $(8,065,915)          $  (280,094)
Adjustment to reconcile net (loss) to net cash
    (used in) operating activities:
       Amortization and depreciation                                          893,711             1,098,749
       Equity in income of joint venture                                      188,658              (317,721)
       Fee income from joint venture recorded as
         an increase in the investment                                             --              (186,300)
       Deferred income tax expense                                            622,600               736,400
       Deferred rent                                                         (319,539)              (43,653)
       Gain from sale of assets                                                    --            (3,512,836)
       Change in assets and liabilities:
            Accounts receivable                                               423,356                60,664
            Expenditures billable to clients                                       --               228,071
            Other current assets                                               74,147                68,714
            Investment in joint venture                                       198,390                    --
            Security deposits payable                                          10,552                    --
            Options payable                                                  (143,750)                   --
            Other assets                                                       12,524                (3,000)
            Cash overdraft                                                   (181,097)              194,148
            Accounts payable and accrued liabilities                         (414,294)               12,368
            Write-down of program cost inventory                            3,712,932                    --
            Income taxes payable                                               66,805               672,575
            Deferred income and client advances                              (697,033)              287,527
                                                                          -----------           -----------

                         Net cash (used in) operating activities           (3,617,953)             (984,388)
                                                                          -----------           -----------

Cash Flows from Investing Activities:
       Distributions from joint venture                                            --               285,422
       Advances and loans to officers and stockholders                             --               (49,218)
       Expenditures for program costs                                              --            (4,907,329)
       Acquisition of property and equipment                                   (7,973)              (17,547)
       Proceeds from sale of property and equipment                                --                22,685
       Payment of expenses relating to the sale of assets                          --              (101,049)
       Proceeds from sale of assets                                                --             6,000,000
                                                                          -----------           -----------

                         Net cash provided by (used in)
                             investing activities                              (7,973)            1,232,964
                                                                          -----------           -----------



                       See notes to financial statements.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (formerly BNN Corporation)
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)





                                                                                For the years ended
                                                                                     December 31,
                                                                             1998                   1997
                                                                         -----------           -----------
Cash Flows from Financing Activities:
       Deferred offering costs                                                    --               (79,869)
       Repayments of loans payable - stockholders                             27,300                    --
       Proceeds from notes payable                                           150,000               582,766
       Repayments of notes payable                                                --            (1,488,925)
       Principal payments on capitalized lease obligations                        --               (33,745)
       Issuance of common stock                                            3,201,231               585,000
       Issuance of warrants                                                       --               284,451
                                                                         -----------           -----------

            Net cash provided by (used in) financing activities            3,378,531              (150,322)
                                                                         -----------           -----------

Increase (decrease) in cash                                                 (247,395)               98,254

Cash - January 1,                                                            252,260               154,006
                                                                         -----------           -----------

Cash - December 31,                                                      $     4,865           $   252,260
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

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998



Note 1 - Organization and Description of Business:


           On October 22, 1996, Kaleidoscope Media Group, Inc. ("KMG"), which changed its name from BNN Corporation in December 1997 (upon reincorporating as a Delaware corporation - it had been a Nevada corporation) and was a publicly traded corporation without significant operations, acquired all of the outstanding share of HSPSMM, Inc. ("HSPS") which changed it name from Kaleidoscope Media Group, Inc. in November 1997. The transaction was effected by issuing additional KMG shares in an amount that resulted in the original HSPS shareholders receiving approximately 40.3% of the outstanding shares of BNN. The original HSPS shareholders owned additional shares of KMG from before the October 22, 1996 transaction. After the consummation of the transaction, they owned approximately 47% of the outstanding shares, and with the other 53% scattered, had effective control.


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


           HSPS was formed in May of 1996, at which time it issued 5,685,688 common shares to acquire approximately 91% of the outstanding shares of SeaGull Entertainment, Inc. ("SeaGull") and 3,814,312 common shares to acquire 100% of the outstanding stock of the Kaleidoscope Group ("KG"), a marketing and consulting company engaged primarily in sports and event marketing. Since, as a result of the transaction, stockholders of SeaGull owned a majority of the common stock of HSPS, the acquisition of SeaGull by HSPS was accounted for as a recapitalization of SeaGull. Accordingly, the historical financial statements are those of SeaGull. The acquisition of KG was accounted for as a purchase of KG by SeaGull. The shares issued to acquire KG were assigned a value of $2,900,000, based upon the fair value of KG's net assets. At the date of acquisition, KG had a stockholders' deficit of approximately $539,670, resulting in the recording of goodwill of $3,439,670. The goodwill is being amortized, using the straight line method over a period of twenty years, and amounted to $2,608,256 for the years ended December 31, 197. KG's results of operations are included in the consolidated financial statements.


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

Note 1  - Organization and Description of Business (Continued):

           Kaleidoscope Media Group, Inc. and Subsidiaries (the "Company") operated three divisions:


           The Entertainment Division (principally consisting of SeaGull's business activities) is primarily engaged in the business of the development, production and domestic and international distribution of entertainment properties as well as exploiting the related licensing and merchandising opportunities. It also provides consulting services in the development of specialty television programming and is involved in the acquisition and distribution of entertainment library properties.

           The Sports Division (principally consisting of KG's business activities) was primarily engaged in sports and event marketing and consulting including event management, sponsor and event representation, event related sales promotions, event related media and publicity, advertising and sponsorship sales and specialty publishing. Most of the Company's projects in these areas were sports related. The remaining portion of the sports division's properties and operations that were not sold during 1997, were discontinued in 1998.


           The Direct Marketing Division was initiated in January, 1997 and is engaged in the production of home shopping programming. This division was discontinued in 1998.

Note 2  - Summary of Significant Accounting Policies:

           Principles and Consolidation:


           The consolidated financial statements include the accounts and transactions of KMG and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated. KMG's investment in its 50% owned joint venture is accounted for on the equity method. Accordingly, KMG's share of the earnings (loss) of the joint venture are included in the consolidated statement of operations.


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

           Program Cost Inventory (Continued):

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

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998


Note 2  - Summary of Significant Accounting Policies (Continued):

           Depreciation:


           Property and equipment are stated at cost and are depreciated on straight-line and accelerated methods over the estimated useful lives indicated in Note 9. Leasehold improvements are amortized over the term of the lease.


           Goodwill:


           The excess of the acquisition price of KG over the net value of specifically identified assets and liabilities at the acquisition date was recognized as goodwill. At the date of the sale of assets to IPG (see Note 3), the goodwill was allocated between the properties sold and the properties retained. The goodwill is being amortized on a straight-line basis over twenty years. The Company reviews the recoverability of goodwill on an annual basis primarily on an analysis of undiscounted projected cash flows from the related operations.


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

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998


Note 2  - Summary of Significant Accounting Policies (Continued):


           Loss Per Common Share:

           Basic loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted earnings
           (loss) per common share include the effects of potential dilution that would occur if securities (such as warrants) or other contracts (such as options) to issue common stock were exercised or converted into common stock. Such instruments that are convertible into common stock are excluded from the computation in periods in which they have an anti-dilutive effect. Inclusion of the contingent shares potentially issuable as a result of the KMG transaction (see Note 5) would have an anti-dilutive effect on earnings (loss) per share. As a result it was not used in the earnings per share calculation. The weighted average number of common shares used to calculate loss per common share during 1998 and 1997 was 29,779,026 and 25,393,438, respectively.

           The Company adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share". The Statement establishes standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement.


           Income Taxes:


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


           In August, 1997, IPG exercised its option to buy the remaining 49% of KS&E and also obtain a release of its obligation to make contingent payments pursuant to the original transaction. In the August transaction, IPG paid an additional $3,600,000 making the total purchase price for KS&E $6,000,000. The Company's carrying value of the assets sold was $2,386,115 consisting principally of goodwill. The Company also incurred $101,049 of expenses directly relating to the sale, resulting in a net gain of $3,512,836.


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

Note 5 -   KMG Transaction/Recapitalization:


           As described in Note 1, KMG acquired HSPS on October 22, 1996, in a transaction recorded as a recapitalization of HSPS. The transaction was recorded as an issuance of 13,528,082 shares (14,057,082 less 529,000 treasury shares) in exchange for the cancellation of $1,336,018 payable to KMG, that had resulted from cash previously advanced, and a $588,000 deferred tax asset. The amount recorded as the capital contribution was reduced by $93,781 of related costs. In September, 1997 an additional 130,000 shares were issued to settle the claims of certain individuals who claimed to have rights to shares of KMG arising from transactions with KMG prior to its legal acquisition of HSPS. Because this was a contingency existing at the time of the transaction, no accounting loss was recorded upon the issuance of the shares.

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

Note 6  -  Program Cost Inventory:

           Program cost inventory consisted of the following:

                                                            December 31,
                                                        1998           1997
                                                    -----------    -----------
           Released, less accumulated amortization  $ 1,451,935    $ 1,730,942

           In-process                                         0      3,433,925
                                                    -----------    -----------
                                                      1,451,935      5,164,867
           Less: Current portion                       (650,929)    (2,876,975)
                                                    -----------    -----------

           Noncurrent portion                       $   801,006    $ 2,287,892
                                                    ===========    ===========

Note 7  - By-The-Way Agreement:


           Included in program cost inventory at December 31, 1997 is $412,500 consisting of $225,000 of payments made to, and $187,500 of additional obligations incurred to, By-The-Way Corporation ("BTW"), a corporation wholly owned by a Ray Volpe, a director of the Company and owner of approximately 12% of the Company's outstanding common stock at December 31, 1997. These advances were made pursuant to a contract between the Company and BTW, dated April 1, 1997, whereby the Company made payments of $6,250 (semi-monthly) for the period April 1, 1997 through December 31, 1998 and applied $112,500 of loans made prior to April 1, 1997. $43,750 is a current liability for the period ended March 31, 1999. These payments give the Company, in perpetuity, the right to acquire, and a right of first refusal with respect to, all entertainment properties licensed or owned by BTW (other than those properties licensed to KS&E). If the Company should acquire a property, it can apply the advances made against any amounts due. The Company had recorded these advances as an asset because management had estimated that it was probable the advances made as of December 31, 1997 would be used to acquire some of the properties and the value of the properties so acquired would equal or exceed the carrying amount. Due to the inherent uncertainty as to whether the advances would be used to acquire properties of sufficient value, it is possible that this estimate will change in the near term and that some or all of the advances will be written-off and charged as a reduction of income.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998


Note 8  - Loans and Advances Receivable - Officers and Stockholders':


           These loans and advances to officers and stockholders' do not bear interest and have no definite due date.


Note 9 - Property and Equipment:

           Property and equipment consisted of the following:

                                                                             Estimated Useful
                                                          December 31,         Life in Years
                                                                             ----------------
                                                     1998           1997
                                                  --------        --------
           Automobile                             $ 51,543        $ 51,543          5
           Furniture and fixtures                   14,855          58,299          7
           Computers and office equipment           46,426          78,339          5
                                                  --------        --------
                                                   112,824         188,181
           Less: accumulated depreciation          (84,366)       (105,399)
                                                  --------         -------

                                                  $ 28,458        $ 82,782
                                                  ========        ========

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

Note 10 - Investment in Joint Ventures:


           The Company has a 50% ownership interest in Keller-Siegel Entertainment LLC ("KSE"). KSE produces Tarzan: The Epic Adventures, an hour long action adventure television series that first aired in September, 1996. Revenue is derived from both domestic and foreign sources. Summarized financial information of KSE as of December 31, and the years then ended are as follows:

                                                                      December 31,
                                                                1998                1997
                                                             ---------          -----------
                  Assets                                     $ 281,671          $ 5,770,000
                  Liabilities                                  281,671           (3,017,000)
                  Members capital                            $       -          $ 2,753,000
                  Revenue                                    $  36,865          $ 5,570,000

                  Net income                                 $(317,316)         $   136,000

                  Company's equity in net (loss) income      $(188,658)         $    68,000

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

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998



Note 10 - Investment in Joint Ventures (Continued):


           The production costs for the two part premiere episode along with certain pre-release marketing costs were funded by STI Entertainment ("STI") under an agreement by which STI was to fund the production costs for the entire season's episodes in exchange for significant gross profit participation. STI refused to supply the funding for the remaining episodes. As a result, KSE incurred significant costs in arranging for alternate financing. During 1997, STI asserted a claim for an accounting, contending that they were due monies for the premiere episode. Management vigorously contests this claim, contending that STI materially breached its contract with KSE, which material breach excused any further performance of KSE thereunder, and also contending that KSE has been damaged in an amount exceeding $2,800,000. A complaint has been filed by KSE against STI and others seeking damages for breach of contract and to declare that KSE is excused from all future performance under the contract. Management and STI are now engaged in settlement discussions. Despite management's belief that it has a strong case for the damages claim against STI and against STI's claim for profit participation, due to the uncertainties inherent in litigation, it is at least reasonably possible that a material liability could result, although the amount cannot be estimated.


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

Note 12 - Notes Payable:



                                                                             December 31,
                                                                        1998             1997
                                                                      --------         --------
           Note payable - due to officer                              $150,000         $      0

           Note payable to the former parent of KG (see Note 15).       40,000           40,000
                                                                      --------         --------

                                                                      $190,000         $ 40,000
                                                                      ========         ========


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


           Millport Clients also have purchased a total of 4,732,220 shares of Common Stock from the Company. In addition, some of the Millport Clients have purchased shares of Common Stock in the open market. Martin Miller, a director of the Company is the director of corporate finance of Millport Ltd. Mr. Miller represents that the Millport Clients are not affiliates of Mr. Miller or Millport Ltd.


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

           As of December 31, 1998, the total commitments for future rentals were as follows:


                           1999                 $   668,228
                           2000                     605,203
                           2001                     613,378
                           2002                     466,845
                                                 ----------
                                                 $2,353,654
                                                 ==========


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

Note 15 -  Contingencies:


           On June 21, 1996, a suit was filed against two of the Company's subsidiaries and other unrelated parties in the amount of $21,000,000 alleging that they are successors to the alleged liability for a default judgment entered against a former affiliate of the subsidiaries in April, 1995 for an alleged action taking place in 1988. The subsidiaries have vigorously defended themselves in this litigation. Management believes that the claim against the former affiliate lacks merit and that, in any case, its subsidiaries have no responsibility for the debts of the former affiliate.
           Furthermore, management believes that if any judgment were to be entered against the subsidiaries, it would be able to obtain indemnification from the prior owner of the former affiliate's business, a major advertising agency. In March, 1998, the court dismissed plaintiff's claim against the subsidiaries and at the same time found that the advertising agency may be liable to the plaintiff pursuant to aforesaid indemnity agreement. The plaintiff and the advertising agency have submitted arguments to reargue and the Company believes they intend to appeal in any event. While management believes, based on the foregoing, that the litigation will not have a material effect on the Company's financial position, it is as least reasonably possible that a material liability could result, although the amount cannot be estimated.


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


           During 1998, various claims were filed against the Company alleging breach of contract, failure to pay in accordance with a contract of services, alleged failure to permit the transfer of stock certificates and unpaid salary to a former subsidiary's employee. These claims are in excess of $2,750,000. The Company denies all liability and in certain instances has counter-claimed for damages. It is not possible to assess the probable outcome of these claims, but it is at least reasonably possible that a material gain or loss could result.

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

           Going Concern:

           As shown in the accompanying financial statements, the Company incurred a net loss of $8,065,915 during the year ended December 31, 1998, and as of that date, the Company's current liabilities exceeded its current assets by $1,360,067. Those factors, create an uncertainty about the Company's ability to continue as a going concern. However, the Company has recently completed a transaction whereby they issued convertible debentures for the sum of $750,000. The investors, subject to certain conditions, which the Company believes are attainable, have agreed to purchase an additional $1,250,000 of convertible debentures. The ability of the Company to continue as a going concern is dependent upon the completion of this financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

Note 16 - Income Taxes:


           The tax benefit for the year ended December 31, 1998 and the provision for income taxes for the year ended December 31, 1997 consist of the following components:

                                                   Years Ended December 31,
                                                    1998              1997
                                                -----------       -----------
                  Current
                    Federal                     $         0        $        0
                    State                            53,830           716,194
                                                -----------        ----------
                                                     53,830           716,194
                                                -----------        ----------
                  Deferred
                    Federal                         334,336           931,800
                    State                           228,264          (195,400)
                                                -----------       -----------
                                                $   622,600           736,400
                                                -----------       -----------

                                                $   676,430       $ 1,452,594
                                                ===========       ===========

           The income tax expense for the year exclusive of the benefit from the change in tax status, does not bear the expected relationship between pretax income and the federal corporate income tax rate of 34% because of the effect of state and local income taxes and the fact that the company's amortization of goodwill and certain other expenses are not deductible for income tax purposes.

           The reconciliation between the actual and expected federal tax is as follows:

                                                                                      Years Ended December 31,
                                                                                 1998                      1997
                                                                             -----------               ------------
           Federal corporate tax rate of 34%
             applied to pretax income (loss)                                 $   164,923               $    398,650

           State and local income taxes, net of federal
             Income Tax benefit                                                  142,197                    343,724

           Effect of non-taxable gain on lease cancellation                      (65,665)                         0

           Effect of non-deductible goodwill amortization                        282,681                     26,180

           Effect of other non-deductible expenses                                86,888                     19,389

           Effect of excess of carrying amount of goodwill
             sold over the tax basis                                                   0                    811,335

           Effect of change in previous year's income tax
             estimates                                                            65,406                   (146,684)
                                                                             -----------                -----------

                                                                             $   676,430                $ 1,452,594
                                                                             ===========                ===========


                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998


Note 16 - Income Taxes (Continued):


           Deferred income taxes as reported on the balance sheet consists of:

                                                          December 31,
                                                     1998             1997
                                                 -----------      ------------
                  Deferred tax assets            $ 4,730,257      $    818,600
                  Deferred tax liabilities                 0          (154,900)
                  Valuation allowance             (4,730,257)          (41,100)
                                                 -----------      ------------
                                                 $         0      $    622,600
                                                 ===========      ============

           Deferred tax asset balances consist principally of the following:

                                                                                         December 31,
                                                                                     1998            1997
                                                                                ------------    ------------
                  Net operating loss carryforwards                              $          -    $    491,100
                  Start-up costs capitalized for income tax
                      purposes but not on the financial statements                         -         116,300
                  Deferred rent                                                            -          99,200
                  Liability assumed in KG acquisition, not yet
                      recognized as an expense for tax purposes                            -               -
                  Expenses accrued by subsidiary that is taxed on
                      cash basis                                                           -          65,000
                                                                                ------------    ------------
                  Other                                                                    -           5,900
                                                                                ------------    ------------
                                                                                $          -    $    777,500
                                                                                ============    ============

           Deferred tax liability balances arise principally because of the following:

                  Revenue earned but not received by the
                      subsidiary taxed on the cash basis                        $          -    $    104,900
                  KG liabilities assumed in the acquisition, recorded at
                      fair values lower than their tax basis                               -          50,000
                                                                                ------------    ------------
                                                                                $          -    $    154,900
                                                                                ------------    ------------
                                                                                $          -    $    622,600
                                                                                ============    ============

           As of December 31, 1998, the Company had net operating loss ("NOL") carryforwards of $8,537,514 available to offset future federal taxable income; the carryforwards are not available for state income tax purposes. These carryforwards begin to expire in 2011. The Company has provided a full 100% valuation allowance on the deferred tax assets as at December 31, 1998 to reduce such deferred income tax assets to zero as it is managements belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles. Management will review the valuation allowance requirement periodically and make adjustments as warranted.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998



Note 16 -  Income Taxes (Continued):


           In addition, one of the Company's subsidiaries has approximately $175,000 of NOL carryforwards that can only be used to offset the future taxable income (for federal and certain state purposes) of the specific subsidiaries to which they pertain. These carryforwards are further limited by the operation of Section 382 of the Internal Revenue Code. The subsidiary is only allowed to use a maximum of approximately $28,000 of these carryforwards each year. Additional portions of the carryforwards can, however, be used to offset certain gains on the disposition of assets. Certain of the Company's subsidiaries also have substantial NOL carryforwards available to offset state and local taxable income.


Note 17 -  Capital Structure:


           During 1998, the Company issued 12,633,878 shares of common stock to various non-related parties. The Company received $3,201,231 in capital for 11,943,868 shares; the remaining 690,010 shares were for services rendered.

           In addition to the Millport warrants described in Note 13, all of which were still outstanding at December 31, 1997 and the outstanding stock options described in Note 18 (below), the Company issued 1,500,000 warrants to one of the Company's directors on March 6, 1997. Each warrant gave the holder the right to buy one share of common stock at $0.60 at any date through March 5, 1998. These warrants, were issued in conjunction with 500,000 shares of common stock sold to the director. The total price paid for the stock and warrants was $125,000. The warrants were still outstanding at December 31, 1997 but expired on March 5, 1998.


Note 18 -  Stock Options:


           In December 1997, the shareholders authorized the implementation of an Incentive Stock Option plan which granted employees 835,000 options. The options vested one-third each on January 2, 1997, 1998 and 1999. The 1997 options, although vesting retroactively to January 1997, were not effective until the shareholder approval. Each option entitles the holder to purchase one share of Common Stock at $.62. Each option can be exercised at any time over a five year period.

           Stock option activity was as follows:

                                                              December 31,
                                                          1998           1997
                                                        -------        -------
                  Balance at January 1,                 828,333              -
                    Granted                                   -        835,000
                    Exercised                                 -              -
                    Forfeited                                 -              -
                    Expired                                   -         (6,667)
                                                        -------        -------
                  Balance at December 31,               828,333        828,333
                                                        =======        =======

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998



Note 18 - Stock Options (Continued):


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

                  Net loss:
                      As reported                  $(8,065,915)
                      Pro forma                    $(8,162,476)

                  Net loss per share:
                      As reported                  $     (0.27)
                      Pro forma                    $     (0.27)

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

           The Company's financial instruments, and the related amounts recorded on the balance sheet, to which SFAS 107 would be applied include the following:


                                                           Carrying Amount
                                                       ----------------------
                                                             Years Ended
                                                              December 31,
                                                          1998         1997
                                                       ---------    ---------
                  Assets:
                      Cash                             $   4,865    $ 252,260
                      Notes receivable                         -            -
                      Loans and advances receivable
                          officers and stockholders        9,000       36,300

                  Liabilities:
                      Cash overdraft                      13,051      194,148
                      Notes payable                      190,000       40,000


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

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998



Note 20 - Supplemental Statement of Cash Flows Disclosure:

           Interest and Income Taxes Paid

           Cash payments for the following were:

                                                       December 31,
                                                   1998             1997
                                               -----------      -----------
                  Interest                     $    36,568      $         -
                                               ===========      ===========

                  Income taxes                 $         -      $    43,618
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


Note 21 - Subsequent Events:

           As discussed in Note 15, the Company issued $750,000 of convertible debentures and anticipates issuing $1,250,000 of additional debentures subject to attaining certain conditions. Note 15 discusses the Company's ability to continue as a going concern.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998


Note 22 - Segment Information:

             As described in Note 1, the Company's operations have been classified into two segments, the Entertainment Division and the Sports Division. Summarized information by business segment for 1998 is as follows:

                                                                    Direct
                                  Entertainment      Sports       Marketing         Other            Total
                                  -------------   -----------    -----------    -----------      ------------
Revenue                            $   748,249    $        --    $        --    $   389,426      $  1,137,675

Operating (loss)                   $(5,611,304)   $(7,221,773)   $(1,040,231)   $   (19,652)     $ (7,393,960)

Gain on lease cancellation                  --             --             --        193,133           193,133

Equity in loss on joint ventures      (188,658)            --             --             --          (188,658)

Pretax income (loss)               $(5,799,962)   $  (722,773)   $(1,040,231)   $   173,481      $ (7,389,485)

Total identifiable assets          $ 1,884,181    $        --    $        --    $        --      $  1,884,181

Depreciation and amortization      $   893,711    $        --    $        --    $        --      $    893,711

Capital expenditures               $        --    $        --    $        --    $        --      $         --


             As described in Note 1, the Company's operations have been classified into two segments, the Entertainment Division and the Sports Division. Summarized information by business segment for 1997 is as follows:

                                                                      Direct
                                    Entertainment      Sports        Marketing        Other         Total
                                    -------------   -----------    -----------    -----------    -----------
Revenue                              $   633,916    $ 1,784,946    $   311,274    $    11,256    $ 2,741,392

Operating (loss)                     $(1,474,012)   $  (619,684)   $  (379,736)   $  (184,625)   $(2,658,057)

Gain on lease cancellation                    --      3,512,836             --             --      3,512,836

Equity in income on joint ventures        68,100        249,621             --             --        317,721

Pretax income (loss)                 $(1,405,912)   $ 3,142,773    $  (379,736)   $  (184,625)   $ 1,172,500

Total identifiable assets            $ 3,549,415    $ 2,403,919    $ 1,142,320    $   171,919    $ 7,267,573

Depreciation and amortization        $   339,955    $   438,523    $   296,798    $    23,473    $ 1,098,749

Capital expenditures                 $ 2,759,610    $ 1,203,381    $ 1,263,190    $     6,144    $ 5,232,325