Form 10QSB/A
period 1999-03-31
KALEIDOSCOPE MEDIA GROUP INC
filed 1999-11-29
CIK 848447

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

--------------------------------------------------------------------------------
                                 AMENDMENT NO. 1
                                       TO
                                  FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

         Signatures........................................................................................


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                    ASSETS

                                                                             March 31,
                                                                ----------------------------------
                                                                     1999                  1998
                                                                     ----                  ----

CURRENT ASSETS
     Cash                                                       $    45,425          $     181,461
     Accounts receivable, less allowance for doubtful
        accounts of $508,654 and $116,539 in 1998 and 1997          337,310              1,213,122
     Expenditures billable to clients                                  -                     -
     Note receivable, less allowance for bad debt of
       $50,000 in 1998                                                 -                     -
     Loans receivable--officers and shareholders                       -                     -
     Program cost inventory - current portion,
        net of accumulated amortization                               -0-                2,537,385
     Deferred income taxes                                             -                   206,100
     Other current assets                                            47,459                 71,812
                                                               ------------          -------------

              Total Current Assets                                  470,194              4,209,880

PROGRAM COST INVENTORY, less current portion,
     net of accumulated amortization                              1,381,269              2,828,404

DISTRIBUTION RIGHTS (Note 5)                                           -                     -

LOANS AND ADVANCES RECEIVABLE
    --OFFICERS AND SHAREHOLDERS                                        -                    36,300

PROPERTY AND EQUIPMENT, at cost, less accumulated
     depreciation                                                    21,922                 79,579

INVESTMENT IN JOINT VENTURE                                         915,952              1,376,500

DEFERRED INCOME TAXES                                                 -0-                  356,600

GOODWILL, net of accumulated amortization                              -                   820,025

OTHER ASSETS                                                         11,592                 24,116
                                                               ------------          -------------

                                                                $ 2,800,929          $   9,731,404
                                                               ============          =============

                      See notes to financial statements.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Continued)

                                  (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           March 31,
                                                               -----------------------------
                                                                    1999             1998
                                                                    ----             ----

CURRENT LIABILITIES
     Cash overdrafts                                           $      -        $      65,536
     Notes payable, current portion                                190,000            40,000
     Accounts payable and accrued liabilities                    1,446,140           651,009
     Income taxes payable                                          909,616           923,057
     Capitalized lease obligation--current portion                    -                 -
     Option agreement payable--current portion                      43,750           150,000
     Deferred rent--current portion                                   -               36,834
     Deferred income and client advances                              -              232,333
                                                               -----------     -------------

                                                                 2,589,506         2,098,769

LOANS-OFFICERS & SHAREHOLDERS                                       40,800              -

DEFERRED RENT, less current portion                                   -              272,104
                                                               -----------     -------------

              Total Liabilities                                  2,630,306         2,370,873
                                                               -----------     -------------

CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 100,000,000
       shares authorized and 40,955,960 issued in
       1999, and $0.01 par value, 30,332,082 shares
       issued in 1998                                               40,956            30,332
     Preferred stock, $0.001 par value, 15,000,000
       shares authorized and none issued in 1998                      -                 -
     Additional paid-in-capital                                  9,579,931         8,028,632
     Accumulated deficit                                        (9,450,264)        (698,133)
     Stock subscriptions receivable less
       allowance for doubtful accounts
       of $1,111,542 in 1999 and 1998                                 -                 -
     Treasury stock 529,000 shares in 1998 and 1997
       at cost                                                        -                 -
                                                               -----------     -------------

              Total Stockholders' Equity                           170,623         7,360,531
                                                               -----------     -------------

              Total Liabilities and Stockholders' Equity       $ 2,800,929     $   9,731,404
                                                               ===========     =============

                      See notes to financial statements.

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                                  (UNAUDITED)

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        Three Months Ended
                                                                              March 31,
                                                                ----------------------------------
                                                                     1999                  1998
                                                                     ----                  ----

NET REVENUE                                                      $    38,034         $   1,027,634

DIRECT PROJECT COSTS
     Amortization of program costs                                       -                 392,512
     Other direct project costs                                        7,511                 6,696
                                                                ------------         -------------

     Total Direct Project Costs                                        7,511               399,208
                                                                ------------         -------------

GROSS PROFIT                                                          30,523               628,426
                                                                ------------         -------------

EXPENSES
     Amortization of program costs relating to joint venture            -                    -
     Salaries and benefits                                           274,302               261,171
     General and administrative                                      249,455               294,384
     Amortization of goodwill                                           -                   11,389
                                                                ------------         -------------

              Total Expenses                                         523,757               566,944
                                                                ------------         -------------

INCOME (LOSS) BEFORE GAIN ON REDUCTION IN LIABILITIES,
     EQUITY IN INCOME OF JOINT VENTURE AND INCOME TAXES             (493,234)               61,482

GAIN ON REDUCTION IN LIABILITIES (Note 8)                               -                  282,965

EQUITY IN INCOME OF JOINT VENTURE                                       -                    -
                                                                ------------         -------------

INCOME BEFORE INCOME TAXES                                          (493,234)              344,447

INCOME TAX EXPENSE/BENEFIT                                             -0-                 151,465
                                                                ------------         -------------
NET INCOME                                                       $  (493,234)        $     192,982
                                                                ============         =============

NET EARNINGS PER COMMON SHARE
     Basic                                                       $      (.01)        $        0.01
                                                                ============         =============
     Diluted                                                     $      (.01)        $        0.01
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

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                                                                          Additional
                                             Shares         Common          Paid-in          Accumulated
                                             Issued          Stock          Capital            Deficit              Total
                                             ------         ------        ----------         -----------            -----

Three Months Ended March 31, 1998

Balance--January 1, 1998                   26,027,082     $   26,027     $  6,197,661       $  (891,115)         $ 5,332,523

Issuance of shares and related warrants
   for cash consideration                   4,005,000          3,805        1,831,171             -                1,834,976

Net income                                      -               -                 -             192,982              192,982
                                           ----------     ----------     ------------        ----------          -----------

Balance--March 31, 1998                    30,032,082     $   30,032     $  8,028,632       $  (698,133)         $ 7,360,531
                                           ==========     ==========     ============        ==========          ===========

Three Months Ended March 31, 1999

   Balance--January 1, 1999                38,660,960     $   38,661     $  9,386,258       $(8,957,030)         $   467,889


   Issuance of shares for cash
     consideration                          2,295,000          2,295          193,673              -                 195,968

   Net loss                                     -               -              -               (493,234)            (493,234)
                                           ----------     ----------     ------------       -----------          -----------

   Balance--March 31, 1999                 40,955,960     $   40,956     $  9,579,931       $(9,450,264)         $   170,623
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

                        KALEIDOSCOPE MEDIA GROUP, INC.
                          (formerly BNN Corporation)
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                 Three Months Ended
                                                                                                       March 31,
                                                                                          ----------------------------
                                                                                                1999            1998
                                                                                                ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                     $ (493,234)    $    192,982
     Adjustment to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
       Amortization and depreciation                                                            5,810          409,540
       Deferred income tax expense (benefit)                                                        0           59,900
       Deferred rent                                                                                0          (10,601)
       Gain on reduction of liabilities                                                             0         (282,965)
       Change in assets and liabilities:
           Accounts receivable                                                                (53,985)        (466,441)
           Other current assets                                                                     0          (22,528)
           Other assets                                                                         7,547                0
           Cash overdraft                                                                     (13,051)        (128,612)
           Accounts payable and accrued liabilities                                           194,498         (722,410)
           Write-down of program costs inventory                                                    0                0
           Income taxes payable                                                                 3,315           83,561
           Deferred income and client advances                                                      0         (464,700)
                                                                                           ----------     ------------

                   Net Cash Used in Operating Activities                                     (350,101)      (1,352,274)
                                                                                           ----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Distribution from joint venture                                                           73,500               0
     Investment in joint venture                                                                    0               0
     Expenditures for program costs                                                            70,666        (593,434)
     Acquisition of property and equipment                                                        726          (2,436)
     Loans receivable - officers and shareholders -
      net change                                                                                9,000               0
                                                                                           ----------     ------------

                    Net Cash Provided by Investing Activities                                 153,892         (595,870)
                                                                                           ----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                                                    0                0
     Repayments of notes payable                                                                    0          (37,500)
     Loans payable to officers and shareholder                                                 40,800                0
     Issuance of common stock and related warrants                                            195,968        1,914,845
                                                                                           ----------     ------------

                   Net Cash Provided by Financing Activities                                  236,768        1,877,345

INCREASE (DECREASE) IN CASH                                                                    40,560          (70,799)

CASH
     Beginning of period                                                                        4,865          252,260
                                                                                           ----------     ------------

     End of period                                                                         $   45,425     $    181,461
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

         The provision for income tax expense was $151,465 in the First Quarter of 1998 as compared to no income tax benefit. The income tax expense for 1998 does not bear the expected relationship between pretax income and the federal corporate tax rate of 34% because of (a) the effect of state and local income taxes and (b) the amortization of goodwill and certain other expenses are not deductible for income tax purposes.

         Even though there is a net operating loss carryfoward and a loss of $0.25 for the quarter, the quarter is being amended to reflect an increase in the Valuation Allowance against the deferred Tax Asset due to the uncertainty of future profits. In the absence of future profits the benefits of the deferred Tax Asset cannot be reduced.

         The Company's net income amounted to $192,982, or $0.01 per share, for the First Quarter of 1998, as compared to net loss of $493,234, or ($0.01) per share, for the same quarter in 1999.

Net Operating Loss Carryforwards


Liquidity and Capital Resources

         Net cash used in operating activities was $1,352,274 in the First Quarter of 1998 compared with 350,101 in the First Quarter of 1999. The increase in cash used operating activities was primarily the result of the reduction of Accounts Payable and Accrued Liabilities.

         Net cash used by investing activities in 1998 was $595,870 compared to the net cash provided in investing activities of $153,842 in 1999. This change was primarily due to the increase in expenditures for program costs.

         Net cash provided in financing activities amounted to $1,877,345 for the First Quarter of 1998 as compared to $236,768 provided by financing activities for the First Quarter of 1999. The increase in cash provided by financing activities was primarily the result of an increase in the receipt of cash for equity transactions in 1998.

         As of March 31, 1998, the Company had cash of $181,461 compared with 45,425 as of March 31, 1999. Operating activities used a net cash outflow of $50,101. The principle source of cash during the First Quarter of 1999 was raised through the sale of equity securities in the amount of 195,468.
These amounts were used to reduce the companies liabilities and have available working capital.

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