Form 10QSB/A
period 1999-06-30
KALEIDOSCOPE MEDIA GROUP INC
filed 1999-11-29
CIK 848447

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


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS

                                                                             June 30,
                                                                ----------------------------------
                                                                     1999                  1998
                                                                     ----                  ----

CURRENT ASSETS
     Cash                                                       $     7,595          $      96,675
     Accounts receivable, less allowance for doubtful
        accounts of $508,654 and $116,539 in 1999 and 1998          444,322                867,536
     Notes receivable, less allowance for bad debt of
       $50,000                                                            -                      -
     Program cost inventory - current portion,
        net of accumulated amortization                             696,120              2,583,585
     Deferred income taxes                                              -0-                519,200
     Other current assets                                           209,391                203,903
                                                               ------------          -------------

              Total Current Assets                                1,357,428              4,270,899

Program Cost Inventory, less current portion,
     net of accumulated amortization                                749,708              2,946,125

Loans and advances receivable
      officers and shareholders                                         -0-                 36,300

Property and equipment at cost less:
     accumulated depreciation                                        17,273                 67,381

Investment in joint venture                                         886,952              1,276,500

Deferred income taxes                                                     -                356,600

Goodwill, net of accumulated amortization                                 -                808,636

Other assets                                                         11,592                 24,116
                                                               ------------          -------------

              Total Assets                                      $ 3,022,953          $   9,786,557
                                                               ============          =============

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                And Subsidiaries

                     CONSOLIDATED BALANCE SHEETS (Continued)

                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           June 30,
                                                               -----------------------------
                                                                    1999             1998
                                                                    ----             ----

CURRENT LIABILITIES
     Cash overdrafts                                           $      -        $     172,105
     Loans officers                                                 49,800              -
     Notes payable                                               1,140,000           190,000
     Accounts payable and accrued liabilities                    1,076,689           619,409
     Income tax payable                                            906,302           825,407
     Option agreement payable                                       56,250           112,500
     Deferred rent -- current portion                                 -               51,596
     Deferred income and client advances                              -              127,288
                                                               -----------     -------------
        Total Current Liabilities                                3,228,544         2,101,305


Deferred rent - less current portion                                  -              257,342
                                                               -----------     -------------
              Total Liabilities                                  3,228,544         2,358,647
                                                               -----------     -------------

Contingencies (Note 10)

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 100,000,000
       shares authorized and 41,155,960 issued in
       1999, and $0.01 par value 100,000,000 shares
       authorized and 31,882,092 issued in 1998                     41,157            31,882
     Preferred stock, $.001 par value 15,000,000
       shares authorized and none issued in 1999
       or 1998                                                                          -
     Additional paid-in-capital                                  9,499,149        8,709,287
     Accumulated deficit                                        (9,754,897)      (1,313,259)
     Stock subscription receivable less
       allowance for doubtful accounts
       of $1,111,542 in 1999 and $438,075 in 1998                     -                 -
     Treasury stock 529,000 shares in 1999 and 1998
       at cost                                                        -                 -
                                                               -----------     -------------
              Total Stockholders' Equity                           (205.59)        7,427,910
                                                               -----------     -------------
              Total Liabilities and Stockholders' Equity       $ 3,022,953     $   9,786,557
                                                               ===========     =============

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                And Subsidiaries

                                   (UNAUDITED)

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                        Three Months Ended                   Six Months Ended
                                                                              June 30,                           June 30,
                                                                ----------------------------------    ------------------------------
                                                                     1999                  1998            1999             1998
                                                                     ----                  ----            ----             ----
NET REVENUE                                                      $   324,197         $     106,947     $   362,231    $   1,134,581

DIRECT PROJECT COSTS
     Amortization of program costs                                    68,804                 -              70,927          392,512
     Other direct project costs                                         -                   25,535           5,388           32,231
                                                                ------------         -------------    ------------    -------------
     Total Direct Project Costs                                       68,804                25,535          76,315          424,743
                                                                ------------         -------------    ------------    -------------
GROSS PROFIT                                                         255,393                81,412         285,916          709,838
                                                                ------------         -------------    ------------    -------------

EXPENSES
     Salaries and Benefits                                           246,777               281,744         521,079          542,915
     General and Administrative                                      304,249               809,705         553,704        1,104,089
     Amortization of Goodwill                                           -                   11,389            -              22,778
                                                                ------------         -------------    ------------    -------------
              Total Expenses                                         551,026             1,102,838       1,074,783        1,669,782
                                                                ------------         -------------    ------------    -------------

INCOME (LOSS) BEFORE GAIN ON REDUCTION IN LIABILITIES,
     EQUITY IN INCOME OF JOINT VENTURE AND INCOME TAXES             (295,633)           (1,021,426)       (788,867)        (959,944)

GAIN ON REDUCTION IN LIABILITIES (Note 8)                               -                    -                -             282,965
                                                                ------------         -------------    ------------    -------------

INCOME BEFORE INCOME TAXES                                          (295,633)           (1,021,426)       (788,867)        (676,979)

INCOME TAX (BENEFIT) EXPENSE                                             -0-              (406,300)            -0-         (254,835)
                                                                ------------         -------------    ------------    -------------
NET INCOME (LOSS)                                                $  (295,633)        $    (615,126)     $ (788,867)   $    (422,144)
                                                                ============         =============    ============    =============

NET EARNINGS PER COMMON SHARE
     Basic                                                       $      (.01)        $        (.02)     $     (.02)   $        (.01)
                                                                ============         =============    ============    =============
     Diluted                                                     $      (.01)        $        (.02)     $     (.02)   $        (.01)
                                                                ============         =============    ============    =============

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                And SubsidiariesS

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                                          Additional
                                             Shares         Common          Paid-in          Accumulated
                                             Issued          Stock          Capital            Deficit              Total
                                             ------         ------        ----------         -----------            -----
Six Months Ended June 30, 1999

Balance--January 1, 1999                   38,660,960     $   38,662     $  9,386,258      $ (8,957,030)         $   467,890

Issuance of shares for
   cash consideration                       2,495,000          2,495          112,891             -                  115,386

Net Loss                                        -               -                 -            (788,867)            (788,867)
                                           ----------     ----------     ------------        ----------          -----------
Balance June 30, 1999                      41,155,960     $   41,157     $  9,499,149      $ (9,745,897)         $   (205.59)
                                           ==========     ==========     ============        ==========          ===========

Six Months Ended June 30, 1998

   Balance--January 1, 1998                26,027,082     $   26,027     $  6,197,661       $  (891,115)         $ 5,332,573


   Issuance of shares and related
     warrants for cash consideration        5,035,000          5,035        2,214,941              -               2,219,976

   Issuance of shares to settle
     accounts payable and for
     services rendered                        520,010            520          296,985              -                 297,505

   Issuance of shares in settlement
    of claim                                  300,000            300             (300)             -                    -

   Net loss                                     -               -              -               (422,144)            (422,144)
                                           ----------     ----------     ------------       -----------          -----------
   Balance--June 30, 1998                  31,882,092     $   31,882     $  8,709,287       $(1,313,259)         $ 7,427,910
                                           ==========     ==========     ============       ===========          ===========



                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                          Six Months Ended
                                                                              June 30,
                                                                 ----------------------------------
                                                                      1999                  1998
                                                                      ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $(788,867)          (422,144)
  Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Amortization and depreciation                                       46,029            438,668
    Deferred income tax expense (benefit)                                    0           (253,200)
    Deferred rent                                                            0            (10,601)
    Gain on reduction of liabilities                                         0           (282,965)
    Expense paid through the issuance of stock                               0            175,000
    Change in assets and liabilities:
        Accounts receivable                                           (120,997)          (122,174)
        Expenditures billable to clients                                     0                  0
        Other current assets                                                 0           (128,300)
        Other assets                                                  (189,718)                 0
        Cash overdraft                                                 (13,051)           (22,043)
        Accounts payable and accrued liabilities                       (63,453)          (656,505)
        Write-down of program costs inventory                           70,927                  0
        Income taxes payable                                              (496)           (11,089)
        Deferred income and client advances                                  0           (569,745)
                                                                   -----------         ----------
        Net Cash Used in Operating Activities                       (1,059,626)        (1,865,098)
                                                                   -----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Distribution from joint venture                                      102,500            100,000
  Expenditures for program costs                                       (64,820)          (757,355)
  Acquisition of property and equipment                                    489             (7,977)
  Loans receivable - officers and shareholders - net change              9,000                  0
                                                                   -----------         ----------
        Net Cash Provided by Investing Activities                       47,169           (665,332)
                                                                   -----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                          850,000            150,000
  Repayments of notes payable                                                0            (75,000)
  Loans payable to officers and shareholder                             49,800                  0
  Issuance of common stock and related warrants                        115,387          2,299,845
                                                                   -----------         ----------
        Net Cash Provided by Financing Activities                    1,015,187          2,374,845
                                                                   -----------         ----------
INCREASE (DECREASE) IN CASH                                              2,730           (155,585)

CASH
  Beginning of period                                                    4,865            252,260
                                                                   -----------         ----------
  End of period                                                         $7,595           $ 96,675
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

         The provision for income tax benefit was $406,300 in the Second Quarter of 1998 as compared to no income tax benefit in 1999. The income tax expense for 1998 and 1999 does not bear the expected relationship between pretax income and the federal corporate tax rate of 34% because of (a) the effect of state and local income taxes and (b) the amortization of goodwill and certain other expenses are not deductible for income tax purposes.

         Even though there is a net operating loss carryforward and a loss for the quarter, the quarter is being amended to reflect an increase in the valuation allowance against the deferred tax asset due to the uncertainty of future profits. In the absence of future profit, the benefits of the deferred tax asset cannot be realized.
                                       -8-

         The Company's net loss amounted to $615,126, or $0.02 per share, for the Second Quarter of 1998, as compared to net loss of $295,633, or ($0.01) per share, for the same quarter in 1999.

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