Form 10KSB
period 1999-12-31
KALEIDOSCOPE MEDIA GROUP INC
filed 2000-04-18
CIK 848447

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                         Commission File number 0-17591
                         KALEIDOSCOPE MEDIA GROUP, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

                      Delaware                            93-0957030
          -------------------------------             ------------------
          (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)             Identification No.)

(Address of principal executive offices (Zip Code)

Insurer's telephone number (212)  757-0700

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
------------------------------         -----------------------------------------
Securities registered pursuant
 to Section 12(g) of the Act.

                         Common Stock, $.0001 par value

(Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No. ___.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB, [ ]

         Issuer's revenues for the year ended December 31, 1999 are ($53,668).

         The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the issuer is $7,028,043 (as of April 13, 2000).

         The number of shares outstanding of the issuer's common stock is $42,090,960 (as of April 13, 2000).

Item 1. Description of Business

Corporate History

         Kaleidoscope Media Group, Inc. (the "KMG"), then called BNN Corporation ("BNN") and a publicly traded corporation without operations, acquired all of the outstanding shares of Kaleidoscope Media Group, a private corporation (now called HSPSMM, Inc. and referred to herein as "HSPS"), on October 22, 1996. The transaction was effected by issuing shares of common stock of KMG in an amount that resulted in the original HSPS shareholders receiving approximately 40.3% of the then outstanding shares of KMG. For financial reporting purposes, the transaction was recorded as a recapitalization of HSPS. HSPS is the continuing, surviving entity for accounting purposes, but KMG is the continuing entity for legal purposes. On December 3, 1997, KMG, a Nevada corporation, was reincorporated in the State of Delaware under its present name.

         HSPS was formed on May 3, 1996 when it acquired substantially all the shares of SeaGull Entertainment, Inc., ("SeaGull") and all of the outstanding share of two corporations constituting the Kaleidoscope Sports Group ("KSG").

Introduction

         During 1999 we experienced a reduction of revenues because we did not have significant revenues generated by programming distribution. This in part arose because we were unable to enter into new arrangements and because the introduction of programming under existing arrangements was either postponed, or not delivered at all. The loss also reflects Management's decision to write off essentially all non-performing assets. The reduction of revenues was a continuation of problems incurred in 1998 when we also curtailed all significant operations in our direct marketing and sports division. As a result, we have continued the plan of action inaugurated in late 1998. Pursuant to this plan of action we sought to reduce or eliminate costs by reducing the number of employees, closing the Los Angeles office.

         We also made a decision not to finance production for the foreseeable future but to act solely as a distributor. We have entered into a strategic relationship with a firm which performs some of our distribution functions. Most importantly the Company has entered into several new arrangements to produce revenues in the current year. The Company, during the first quarter of 2000, has already received revenues of $542,000 compared to $38,034 for all of 1999. While we still have substantial liquidity problems, we anticipate sufficient revenues from operation to meet our expenses. Our business, however, is always subject to risk of non or late delivery by third parties.

         From April 1999 through December 1999 we received $1,308,468 gross proceeds in consideration of the sale of convertible notes. Subsequent to the year-end, additional gross proceeds have been received in the amount of $378,532.

         The principal executive offices of the Company are located at 244 West 54th Street, New York, New York and its telephone number is (212) 757-0700.

Business Strategy

         KMG focuses primarily on distribution of programming for television; home video, the Internet and exploiting related licensing and merchandising opportunities. It also provides consulting services in the development of specialty television and Internet programming and is involved in the distribution of specialty television programming and properties from its entertainment library. KMG attempts to use strategic partnerships, pre-sales of distribution rights, and advertising time to help third party producers finance production budgets. We believe that its expertise in domestic and foreign syndication, home video, and Internet broadcasting is an important factor in its ability to successfully compete in these areas.

         Our distribution strategy is to become a leader in the domestic and international distribution of television properties in four categories: (i) one hour dramas and mini series; (ii) children's programming;

(iii) documentaries and, (iv) music programming. In furtherance of achieving its strategic goals, we are seeking to expand our television operations through the acquisition of distribution and other representation rights to additional entertainment properties.

Programming Distributed by the Company

         We have added new programs to our line up augmenting our library of nearly 200 hours of entertainment, sport and fitness programming. We have entered into agreements which we anticipate will be revenue producing shortly. All of our arrangements are always subject to the variables beyond our control like the failure to complete or make timely delivery of product.

         KMG has been name worldwide sales agent for the new David Hasselhoff weekly one-hour TV series presently scheduled to air in Fall 2000. The new series has already been cleared in over 80% of the TV markets in the United States and has been sold in many foreign territories. This new series is scheduled to premier in the fall of 2000. Advertising units in this program will be sold by CBS Entertainment's Eyemark Media Sales Division.

         We have also secured distribution rights to two new mini-series. The first of which is the greatly anticipated remake of the "The Magnificent Ambersons". This new mini-series is based on the original script developed by Orson Wells. This 4-hour TV mini-series is to begin production in Ireland in July and will be available early next year. The KMG distribution agreement guarantees the company a minimum distribution fee of $500,000 for the year ending December 31, 2000. Another new mini-series that KMG will be distributing is "The Diamond Hunters" which is based on the best selling novel by Wilber Smith. This new mini-series begins production in Africa this summer and will also be available for distribution in 2001. The long anticipated mini-series "Shaka Zulu-the Citadel" has been delivered and KMG will begin to distribute in many territories.

         We have added 70 hours of light entertainment to our library. In additions we have signed a distribution agreement with Information Television Network to distribute worldwide, award winning programs which focus on the latest developments in Medicine, Women and Children's health, Technology and the Environment.

         We are actively pursuing relationships, which will establish us as a content provider to the Internet. We have been retained as a programming consultant to Streamedia Communications, Inc. Streamedia is a provider to website owners and content publishers services and tools for streaming, or broadcasting, live and on-demand video and audio content over the Internet. Streamedia also creates and operate a series of websites, which enables the web user to enjoy activities such as listening to radio broadcast, watch classic and independent films, watch music videos on demand or to participate in live interactive web cast or Internet broadcasts. KMG has also developed a relationship with another Internet provider, Medium4.Com. This relationship will result in "Tarzan, The Epic Adventures" to be the first TV series to be available in its entirety on the Internet. We have also signed an agreement to continue to provide content and act as a program consultant to Medium4.Com. We have also entered into an agreement with EFIT Corporation to provide them with several fitness and sports programs from our library to be broadcast on www.efit.com, a leading health and fitness web site.

         We have continued our attempt to distribute internationally its made for television movie "Merlin: The Magic Begins" based on that legendary character. The title role had been cast with Jason Connery (son of Sean Connery) and Deborah Moore (daughter of Roger Moore). The movie was distributed for broadcasting in 1998.

The Television Market

         KMG entered into a Joint Venture with Abrams Gentile Entertainment ("AGE") and Gene Kirkwood. AGE is a creator and producer of animated and live action series and specials. Mr. Kirkwood has been prominent in feature films such as "Rocky" The Joint Venture ("The Kirkwood Group") will develop and produce feature films and television mini-series. It is not and will not be liable for any financing associated with those projects.

         The entertainment industry is an approximately $30 billion per year industry which is presently undergoing strategic changes as new technologies proliferate in both the development and production of projects and in the electronic distribution of entertainment programming. The development and growth of the 500 channel cable system, DBS (Direct Broadcasting Satellite), Pay Cable, home video, DVD's, CD-ROMs and other interactive multimedia are creating many more opportunities for the distribution of entertainment programming to the consumer, while at the same time reducing the overall market share for any one program. Even with these changes, management believes that the creative content of programming will continue to drive the market share. Consequently, management believes there is, and is likely to continue to be, a growing demand for quality content-based entertainment products that can be produced more efficiently.

         Network-affiliated stations, independent stations and cable TV operators serve the United States television market. During prime time hours (primarily 8 pm to 11pm in Eastern and Pacific time zones and 7 pm to 10 pm in the Central and Mountain time zones), network affiliates primarily broadcast programming produced for the network. In non-prime time, network affiliates telecast network programming, off-network programming (reruns), first run programming (programming produced for distribution on a syndicated basis) and local programming produced by the local stations themselves. Independent television stations, during both prime and non-prime time, produce their own programs, telecast off-network programs or acquire first-run programs form independent producers or "syndicators." A syndicator is generally a company that sells programming to independent stations and network affiliates. Programming acquired by stations on a syndicated basis is generally acquired either for cash license fees or an exchange commercial advertising time within the program which is retained by the syndicator for sale ("barter") or for a combination of cash and barter.

         The international television market continues to grow as the continued growth and development of international television distribution channels increases the demand for quality programming. International sales of programming are made to television distributors on a cash basis. Initial cash down payment is made upon the agreement of the international channel to display the programming. The balance of the cash for the licensing fee is generally paid upon delivery of the programming. The international television networks retain sales of advertising time.

Television Distribution

         Barter syndication is the process whereby a syndicator obtains commitments ("clearances") from television stations to broadcast a program at a cash licensing fee and sells such retained advertising time for its own account to national advertisers at rates based on projected ratings and viewer demographics. From time to time, certain stations may require cash consideration from the Company, in addition to programming, in exchange for advertising time. By placing the program with televisions stations throughout the United States, the syndicator creates an "ad hoc" network that has agreed to carry the program. The creation of the "ad hoc" network of stations, normally represents a penetration of at least 70% of the total United Stats television households (calculated by means of generally recognized system as measured by A.C. Nielsen), enables the syndicator to sell the commercial inventory to sponsors desiring national coverage. The rates charged by a syndicator for advertising time are generally lower cost per thousand viewers than those which national advertisers are normally charged by the networks for similar demographics.

         Fees paid by national advertisers for barter advertising are established on the basis of a household audience ratings or, more frequently, on the basis for delivery of a certain demographic category of the viewing audience, but may vary depending on the conditions in the general market for television advertising. The desired household rating or demographic delivery, as the case may be, is negotiated in advance with the advertiser or its representative. In general, if the television program does not deliver at least the agreed-upon audience, the distributor is obligated to make available additional advertising time on the same program or other programs at no additional cost or to refund that portion of the advertising fee attributed to the failure to deliver the agreed-upon audience.

Cable Network Licenses

         Television programming can be licensed for telecast by cable network such as the ESPN Lifetime, USA and Arts & Entertainment basis cable networks and the Disney and HBO pay cable networks. The production and distribution of the programming for the initial exhibition on cable networks is similar to that for broadcast networks, although the license fees paid by cable networks are typically considerably lower than those paid by the broadcast networks.

International Television Production and Distribution

         Based on industry sources, the Company believes revenues from the distribution of U.S. television programs industry wide to foreign markets have increased significantly in recent years. Development in the European television industry, such as the present trend towards increasing the number of privately owned channels and greater channel capacity might cause foreign sales to become a more important component of the distribution of programs produced by the United States television industry. There is no assurance that the programs distributed by us will reflect such increase.

The Internet

         The Internet has evolved for am "information provider" to an information and entertainment provider. This evolution creates a new and potentially highly interactive revenue source for programming distributed by KMG. The introduction of new "streaming" technologies has greatly increases the need for content, which offers us the opportunity to realize in the form of license fees, revenue sharing and /or equity producing in the acquiring company. To date, we have derived little revenue from this service but are actively pursuing this market.

New Programming

         In general, we earn a fee for distributing programs for others based on a percentage of the license fees paid by television stations for the right to broadcast particular programs. In certain domestic cases, all or a portion of such license fee may be payable in television advertising time. We then sell the advertising time to national advertisers.

         In additional to United States television broadcast rights, KMG has in the past acquired, where available on acceptable terms, worldwide broadcast television and non-standard television distribution rights (such as cable and videocassette rights) to the program it distributes. Theses acquisitions are typically on a long-term exclusive basis, often between three and twelve years, in some cases with various renewal options, and may provide that the Company has the right to undertake production of the program in the event the producer fails to deliver the contracted programming. As an example, we have retained the rights for the worldwide videocassette distribution of the "Tarzan: The Epic Adventures."

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

Distribution Fees

         In most cases, our distribution revenues are based on a percentage of the net revenues derived from the sale of advertiser sponsorships or on cash license fees. Generally, we advance all distribution costs of items such as advertising, promotion, tape shipping and tape duplication and recover such expenses from the program revenues. In some instances, these expenses are assumed by us as part of its distribution fee. Our fee for distribution is generally between 20% to 30% and is fee for advertiser sales representation is generally between 5% to 10% of net revenues. However, each fee arrangement is separately negotiated and may be subject to variation. The sums in excess of our fees and expenses and profit positions (where applicable) are remitted to the producers of the programs, which in certain cases may also be KMG.

Sales of Advertising

         Fees for advertising time are established on the basis of a certain assumed level of audience ratings and, in some cases, an assumed demographic make-up f the viewing audience. While it is in our interest to establish as high an assumed rating and as favorable demographic male up as possible, there can be no assurance in advance that the actual rating or demographic make-up of a particular program will support the fee initially charged for the advertising time on such program. If the television programs does not achieve the assumed rating or demographic make-up (as determined by A.C. Nielsen or similar rating services), we may be obligated to offer the advertiser additional time ("make goods") on the same program or other programs to fulfill any short fall in the actual rating or demographic assumptions. Alternatively, we may be obligated to refund a portion of the advertising fee. "Make goods" are the predominant means whereby we satisfy such obligations to advertisers.

         Among the sponsors that have in the past purchased participation in our programs are General Motors, Proctor & Gamble, Kraft/General Foods, Hershey and Bristol Meyers. Sales are made through the Company's sales force and through advertising agencies representing the sponsors. We barter syndication licenses provide that we retains a negotiated amount of commercial time per program (usually 7 minutes per hour or 50% of the total commercial time) for sale to national advertisers, with the remaining commercial time retained by the station for local sale. Generally, our fee for sales of advertising time is between 5% and 10% of net revenues.

Competition

         Competition in the production and distribution of television programming is intense. We are a minor participatant in the television distribution business. KMG's programming competes with other first run programming, network reruns and programs produced by local television stations. We compete with many other companies that have been acquiring, producing and distributing programs for a longer period to time than us, and most of theses companies have greater financial resources than ours. These competitors include large television and film studios such as Paramount Communications Inc., Columbia Pictures Television; 20th Century Fox Film Corp., MCA Inc., and Warner Bros. Inc., as well as other television distribution companies such as King World Productions, Inc., Pearson Television and Viacom International, Inc. We compete with other companies for the sale of television advertising time, including Tribune Broadcasting Co./Entertainment Co., Viacom International, Inc., Pearson Television and King World.

         Our success is highly dependent upon such various unpredictable factors as the viewing preferences of television audiences. Public taste is unpredictable and a shift in demand could cause our programming to lose its appeal. Television programming also competes for audiences with many other forms of entertainment and leisure time activities, some of which include new areas of technology (e.g. video games and home video). The impact of these on our operations cannot be predicted.

Principal Customers

         No Customers accounted for more than 10% of the Company's net revenues during the year ended December 31, 1999.

Employees

         At December 31, 1999, KMG employed five (5) persons all of whom were full-time employees. We have no collective bargaining agreement with its employees and we believe that its relationship with its employees is good.

Item 2. Description of Property

         KMG's principal executive offices are located at 244 West 54th Street, New York, New York and consist of approximately 2,000 square feet at a rental of $6,000. We sub-lease the space on a month-to-month basis and the lessee's lease expires in 2002.

Item 3. Legal Proceedings

         On June 21, 1996, an action, entitled International Sports Marketing, Inc. v. Saatchi & Saatchi, et al. was filed in the Wayne County Circuit Court against two of the Company's inactive subsidiaries and other unrelated parties seeking to enforce a default judgment of $21,000,000 entered in 1995 for prior action in 1998. The subsidiaries have vigorously defended themselves in this litigation. Furthermore, management believes that if any subsidiary were found liable for a judgment, its subsidiaries would be able to obtain indemnification from prior owner of the former affiliate's business, a major advertising agency.

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

         A judgement has been obtained by our former auditor Paneth Haber and Zimmerman in the amount of $230,373.02. We have settled the indebtedness underlying the judgement for $75,000 and the judgement will be withdrawn upon payment of a final installment of $10,000 by July 2000.

         On October 28, 1998 Paul Cioffari commenced an action against the Company and its subsidiary claiming failure of the Company to perform its agreement to pay Mr. Cioffari agreed consideration for entertainment property allegedly delivered by Mr. Cioffari to the Company. Cioffari vs. BNN Company (Supreme Court New York County). Defendants seek damages up to $700,000 on a variety of claims. The Company denies all liability. This action is in the pre-trial stage.

         Prior to March 31, 2000 we settled several actions that were pending. These actions were:

         The Company ACC Entertainment GMBH Co. v. Kaleidoscope Media Group, Inc. commenced October 27, 1998 United States District Court for the District of California by ACC Entertainment GMBH Co. ("ACC") for alleged breach of contract seeking damages of $250,000. The contract provided for certain rights to the Company's Merlin film to be produced by the Company in return for an investment of $375,000. This case has been settled in consideration of $100,000.

         On August 5, 1998 Mr. Barry Synter commenced an action against the Company in the Supreme Court of the State of New York - County of New York. (Synter vs. BNN Corporation) Mr. Synter seeks damages of up to $1,500,000 for the Company's alleged failure to permit transfer by Mr. Synter of stock certificates allegedly owned by him. The Company has agreed to settle this action in consideration of the issuance of 900,000 shares of its common stock.

         An action has also been commenced by Eric Ashenberg a former officer of Celebrity Showcase Network, its prior subsidiary for damages arising from the Company's failure to approve the transfer of a certificate allegedly owned by Mr. Ashenberg. Mr. Ashenberg has also named Henry Siegel and Paul Siegel as defendants. Mr. Ashenberg sought damages in the amount of $450,000. The Company has settled this action in consideration of 300,000 shares to Mr. Ashenberg.

         On December 19, 1997, the Company filed an action in the United States District Court Southern District of New York entitled Kaleidoscope Media Group, Inc. vs. Entertainment Solutions, Inc., James K. Isenhour, and Andrew S. Varni. The complaint seeks damages for breach of contract and fraudulent inducement of contract, among other claims, arising out of a venture that the Company entered into with defendants to promote a sports tournament of Latin American boxing in 1997 called "Boxcino". The Company seeks damages of at least $500,000 plus punitive damages in the action. Defendants James Isenhour and Entertainment Solutions, Inc. has answered the complaint, asserting various affirmative defenses and two counterclaims, for breach of contract and quantum merit, seeking damages of not less than $250,000. In September 1999 the Company obtained a default judgment against all defendants, which also dismissed all counterclaims. The defendants have declared bankruptcy.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

         KMG's common stock (the "Common Stock") is quoted on the OTC Bulletin Board under the symbol "KMGG".

         Set forth are the approximate high and low bids for the Common Stock on the OTC Bulletin Board as published by the National Quotation Bureau, Inc. Such quotations reflect interdealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                                                     Common Stock
                                                     High     Low
         1999
         Fourth Quarter                              .18      .09
         Third Quarter                               .30      .145
         Second Quarter                              .31      .160
         First Quarter                               .65      .22

         1998
         Fourth Quarter                            $ .94     $.42
         Third Quarter                              1.22      .75
         Second Quarter                             2.22      .88
         First Quarter                              2.56      .50

         As of December 31, 1999, there were approximately 192 recordholders of the Common Stock, although we believe that there are more than 400 beneficial owners of the Common Stock.

Sales of Securities

         In January and February 1999 we sold 3,725,000 shares to several investors at prices ranging from $.05 per share to $.10 per share. During the same period we entered into agreements with Mr. Robert Lancelotti and Mr. Byron Lerner for the issuance of shares to Messrs. Lerner and Lancelotti. The Company is obligated to issue a total of 3,150,000 and 2,100,000 shares of Messrs. Lerner and Lancelotti, respectively. In certain circumstances these shares may be returned to the Company. The Company believes these securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1943 pursuant to Section 4(2) thereof.

         o In April 1999 we issued eight (8%) percent convertible promissory notes aggregating $850,000 to foreign private investors. The Notes are convertible into an indeterminate number of shares at a conversion price of the lower of fifteen (.15) cents per share or 70% of the lowest closing price within sixty (60) days of conversion. In conjunction with the financing, the Company issued a total of 850,000 warrants at an exercise price of nineteen (.19) cents. The Company has also issued an additional $1,250,000 of principal amount of notes which were to be paid for in installments after the Company's registration statement becomes effective. In August 1999 we sold an additional $112,000 principal amount of notes and issued an additional 1,500,000 warrants to acquire our common stock.

         The Company believes these securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

         We also sold 350,000 shares of our common stock to an investor in July 1999 at approximately seven (.07) cents per share and 200,000 shares to another investor in October 1999 at a price of ten (.10) cents per share. The Company believes these securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

         In December 1999 and January 2000 we received an additional $500,000 from the sale of our convertible Notes. Many of the same investors who purchased our prior notes in connection, with financing completed in April and August 1999 purchased these notes. These notes are exercisable at the lower of market price as defined in the notes or ten (.10) cents. The notes are due in January 2001. At the time we also issued warrants to purchase 30,000,000 of our shares of common stock at $.10 per share. In connection with the sale of these notes we modified the existing notes and related warrants as follows:

         o  The maturity date was extended to January 1, 2001.

         o The maximum conversion price of these notes were reduced to ten cents.

Dividends

         KMG plans to retain any future earnings for use in its business and, accordingly, we do not anticipate paying dividends in the foreseeable future to the holders of the Common Stock. Payment of dividends is within the discretion of KMG's Board of Directors ("Board of Directors") and will depend, among other factors, upon our earnings financial condition and capital requirements.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Reference is made to Note 2 of KMG's Consolidated Financial Statements for a discussion of significant accounting policies, including revenue recognition.

Forward Looking Statements

         The following statements and certain other statements contained in this annual report on Form 10-K are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions, (ii) competitive market influences,
(iii) audience appeal and critical reviews of its television programs and (iv) the ability to identify, acquire the distribution rights to, and to develop quality properties (v) the failure of third parties to complete or timely delivery product.

Results of Operations

         Year ended December 31, 1999 as Compared with Year Ended December 31, 1998

         Revenue reduction was in part attributable to refunded amounts in 1999 that were deposits that were recorded in prior periods. The refund resulted from the failure to produce a program to which the deposit related.

         Net revenues consist of total billings (less any agency fees and media costs), and accruals for earned fees. Net revenues decreased by $1,191,343 or 105%, to ($53,668) in 1999 from $1,137,675 in 1998. The lower revenue in 1999 was resulted from the above xxxxxxx and because we did not enter a new arrangement for distribution of programs during 1999 and programs under prior arrangement either were not delivered or postponed in 1999. We had anticipated the delivery of "Shaka Zulu " which did not happen until April 2000. We also had expected sales of the movie "Merlin: The Quest Begins". Even though we have made efforts to sell the library that existed in 1999, we were unable to sell those products, which aided in management's decision to write-off essentially all non-performing assets. Revenue losses were also derived from the requirement to refund several international television distributors due to the non-production of a program sold to the distributor as a pre-production sale.

         Amortization of program costs and other direct project costs decreased by $3,242,839 from $4,571,399 in 1998 to $1,328,560 in 1999. The decrease is a direct result in the management's decisions to no longer be directly responsible for the financing and production of any programs and to reduce expenses.

         Salaries and benefits decreased by $109,619, or by 9%, to $1,073,736 in 1999 from $1,183,355 in 1998. This decrease is due to additional reduction in personnel.

         General and administrative expenses decreased by $471,708, or 27%, to $1,244,011 in 1999 from $1,715,719 in 1998. This decrease is largely due to the closing of the Los Angeles office and the moving of the New York location to a small space. The balance of the decreases attributable to the reduction of professional services.

         Amortization of goodwill was decreased by $831,414 to zero in 1999 from $831,414 in 1998. This decreased was derived from the complete write-off taking place in 1998 with the sale of the sports division and the suspension of the sports operations.

         Interest expense was increased by $41,495 to $82,585 in 1999 from $41,090 in 1998. This increased is due to the financing from outside investors as well as loans from, officers. The Company capitalized all cost related to the financing and is amortizing the costs over the life of the loans.

         Loss from operations decreased $3,578,346 from a loss of $7,393,960 in 1998 to a loss of $3,815,614 in 1999. The decrease is largely due to the reduction of cost, the change in the amortization of capitalized cost, and the complete write-off of goodwill in 1997.

         Company's equity in the income from its joint venture decreased $254,838 from a loss of $188,658 in 1998 to a loss of $443,476 in 1999. The joint venture's only revenue producing project to date has been "Tarzan: The Epic Adventures" which earned most of its revenues in 1996 when it was first released. Management's estimate of the ultimate revenues from "Tarzan: The epic Adventures" have been revised downward.

         Income before income taxes decreased by $3,130,395 from a loss of $7,393,960 in 1998 to a loss of $4,259,090 in 1999. This decrease was a result of the factors described above.

         The Company had no provision for income tax benefit in 1999 to loss carryforwards.

         The Company's net loss amounted to $4,259,090, or $.10 per share, for the year ended December 31, 1998, as compared to net loss of $8,065,915, or $0.27 per share, for the year ended December 31, 1998.

Net Operating Loss Carryforwards

         Because of its losses the Company has written off deferred income benefit. Nevertheless, at December 31, 1998, NOLs of the Company amounted to approximately $8,537,500 for federal income tax purposes. The NOLs are not available for state income tax purposes. The NOLs begin to expire starting in 2011. The Company's subsidiaries file separate income tax returns in various states and localities. The losses of one subsidiary cannot be used to offset the losses of another subsidiary for state purposes. Certain of the Company's subsidiaries have substantial NOLs available for state and local income tax purposes. In addition, certain of the Company's subsidiaries have approximately $175,000 of NOLs that can only be used to offset future taxable income (for federal and certain state purposes) of the specific subsidiaries to which they pertain. These NOLs are further limited by the operation of Section 382 of the Internal Revenue Service Code. The subsidiaries are only allowed to use a maximum of approximately $27,000 of these Carryforwards each year.

Liquidity and Capital Resources

         As of December 31, 1999 the Company had a working capital deficit of $4,087,940 compared to a working capital deficit of $1,361,067 as of December 31, 1998. The decrease in working capital was primarily due to a reduction in value of program cost inventory as a result of write-offs in 1998 and 1999 as well as a decrease in net income. As of December 31, 1999, the Company had cash of $45,650 compared with $4,865 as of December 31, 1998. Operating activities generated a net cash outflow of $1,502,940. The principle source of cash during 1999 was from the notes issued in the amount of $1,308,468.

         The Company has taken steps to reverse the Company's history of losses that contributed to its liquidity problem. First it has reduced costs particularly in overhead. As a result the Company closed its Los Angeles office, terminated several employees, and reduced the amount of fees paid for professional services. It also has entered into arrangement with an independent third party to perform certain services for the distribution formerly performed by the Company.

         During 1999 and early 2000 the Company received $1,308,468 from the sale of convertible notes. A portion of present loans are in default because the Company failed to timely file a registration statement. These notes are, therefore, demands notes. If demand were to be made for payment of the loans the Company would not be able to pay the loans and may not be able to continue in business.

         The Company has experienced chronic cash shortfalls and through March 31, 2000 has relied upon equity and debt financing. The Company has recently entered into several distribution arrangements which the Company believes may generate sufficient cash to cover operational expenses for the balance of the year 2000. The foregoing assumes that present notes outstanding will not be accelerated. We are always at risk that product will not be timely delivered or otherwise delivered. If the Company does not obtain sufficient funds the Company will not be able to operate.

         Net cash used in operating activities was $1,502,940 in 1999 compared with $3,617,953 in 1998. An increase of advance from clients in the amount of $1,001,315 and a decrease in the write-off of program costs.

         Net cash used by investing activities in 1999 was $84,081 compared to the net cash used by investing activities of $7,983 in 1998. This change was primarily due to cash received from proceeds from joint venture that was offset by cash used for expenditures for programs costs.

         Net cash provided by financing activities amounted to $1,627,767 for the year ended December 31, 1999 as compared to $3,378,531 net cash provided by financing activities for the year ended December 31, 1998. The decrease in cash provided by financing activities was primarily the result of financings involving notes and warrants.

Inflation

         The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenue or its profitability.

Year 2000 Compliance

         The Company's accounting programs have been upgrade to be Y-2K compliant. The Company has plans to upgrade all other programs by the end of 2000.

Item 7.  Financial Statements

         Reference is made to index to financial statements comprising a portion of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no changes in accountants due to disagreements on accounting and financial disclosure during the 24 months prior to December 31, 1999.


                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16 (a) of the Exchange Act.

         As March 31, 2000 the directors and executive officers of the Company were as set forth below.

Name                       Age              Position
----                       ---              --------
Henry Siegel               59               Chief Executive Officer,
                                            Chairman of the Board

Myron A. Hyman             60               President, Chief Operating Officer

Paul Siegel                59               Director

Richard Kostyra            59               Director

Kevin Eastman              37               Director

Ann F. Collins             35               Secretary

         Henry Siegel has been Chairman of the Board, Chief Executive Officer and Director of the Company since 1995 and has been an officer of SeaGull, a wholly owned subsidiary, since that company's inception in 1994. Mr. Siegel began his career at Grey Advertising and in 1974 was placed in charge of its media operation, managing all areas of media planning, research and execution. In 1976, Mr. Siegel founded Lexington Broadcasting Services ("LBS"), where he pioneered the concept of barter syndication (advertiser-supported television). As Chairman and Chief Executive Officer of LBS, he launched numerous successful television series, including "Fame" and "Baywatch". In 1988, Mr. Siegel, with Warburg, Pincus Capital Company, purchased Grey Advertising's interest in LBS. LBS entered into bankruptcy in 1991 and emerged from bankruptcy in 1993, soon after merging with All American Communications in 1992. In July 1994, Mr. Siegel formed SeaGull.

         Myron A. Hyman has been President and Chief Operating Officer of the Company since December 1999. Mr. Hyman was formerly General Counsel to CBS Records Group and Associate General Counsel for CBS, Inc. from 1977 to 1979. He was President of MGM/UA Home Video from 1980 to 1983 and the President of Tomorrow Entertainment from 1984 to 1986 before going into his own law practice specializing in the entertainment industry. His firm represented clients in film, music, television, home video, and product licensing.

         Paul Siegel has been a director of the Company since 1995. In 1964, Mr. Siegel started work at S&S, a direct marketing firm that manufactured and distributed toy and craft products. Mr. Siegel left S&S in 1982 to establish another direct marketing toy and hobby company known as Creative Crafts. In 1994, Mr. Siegel changed the name of his company to Creative Discovery and expanded the product line to include educational software products. Paul Siegel joined his brother Henry Siegel at LBS in 1986 to serve as Executive Vice President. LBS entered into bankruptcy in 1991 and emerged from bankruptcy in 1993. LBS was merged with AAC in 1992, and Mr. Siegel served as Executive Vice President of its All American Television subdivision until he left in 1994 to form SeaGull.

         Ann F. Collins has been Secretary since December 1999. Ms. Collins started her career in Accounting with Dancer Fitzgerald and Sample ("DFS) after her gradation from Mercy College with a degree in Accounting. After the merger of DFS with Saatchi & Saatchi Advertising she continued her position to Senior Accountant. When Lifestyle Marketing Group (a division of S&S) left and merged with People & Properties, Inc. she became Director of Finance until its merger with SeaGull Entertainment and the formation of Kaleidoscope Media Group, Inc. when she then became Controller.

         Richard Kostyra became a member of the Board of Directors in December 1999. Mr. Kostyra is the President and Founder of Media First International. Prior to founding Media First International, Inc. Mr. Kostyra was Executive Vice President and Director of Media Services of J. Walter Thompson. A media planning, buying and consulting company with offices in New York, Boston, and Minneapolis, Media First International has billings in excess of $300 million and includes among its entertainment industry clients cable networks Outdoor Channel and Speedvision, and a host of motion picture distributors including Lions Gate, Trimark, Stratosphere and Palm Pictures. Media First International has been the winner of numerous awards for excellence in media planning and buying including the prestigious Media Week Magazine's "Media Plan of The Year" competition for the best use of radio, network TV, and newspaper.

         Mr. Kevin Eastman became a member of the Board of Directors in February 2000. Mr. Eastman is the co-creator of the "Teenage Mutant Ninja Turtles" and owner of Heavy Metal Magazine. The "Teenage Mutant Ninja Turtles", a worldwide toy and media phenomenon, literally revolutionized the children's licensing industry. Mr. Eastman has continued his activities as a creator of children's properties. Sony Family Entertainment is currently developing an Eastman property, "Underwhere," as an animated feature film. Mr. Eastman's varied business interests include ownership of Heavy Metal Magazine, a publication in existence since 1977, recognized as being the cutting edge of pop culture. He is the creator and co-producer of "Heavy Metal 2000" the follow-up to "Heavy Metal:
The Movie," the animated cult film produced by Ivan Reitman. "Heavy Metal 2000" is slated for release by Columbia Picture this summer.

         Executive officers serve at the discretion of the Board of Directors.

         Henry Siegel and Paul Siegel are brothers.

Compliance with Section 16(a) of the Exchange Act.

         Forms 3, 4 and 5 have not yet been filed by any officer, director or beneficial owner of more than ten (10%) percent of our common stock. The Company has no securities registered under the Exchange Act prior to its last fiscal year and, therefore, no such reporting person was required to file reports under
Section 16(a) of the Exchange Act in prior years. In reports for officers and directors will be filed by May 31, 2000. The Company will encourage beneficial owners of more than ten (10%) percent of the Company's common stock to file their reports by the same date.

Item 10. Executive Compensation

         The following table sets forth information concerning compensation paid or accrued by the Company or its subsidiaries for services rendered during the fiscal years ended December 31, 1997, 1998, and 1999 to the Company's Chief Executive Officer and to each executive officer whose compensation exceeded $100,000 during its fiscal year ended December 31, 1999:

                           Summary Compensation Table

                                                  Annual Compensation     Long Term Compensation
                                                  -------------------     ----------------------
Name and Principal Position                 Year         Salary                 Shares
Henry Siegel - Chief Executive Office       1999        $350,000 *             2,037,420
                                            1998         350,000 *
                                            1997         350,000

Paul Siegel - President                     1999        $ 75,000               3,500,000
                                            1998         275,000 *
                                            1997         275,000

Irving Greenman - Chief Financial Officer
                                            1998        $164,215               2,000,000

* Partial 1998 and 1999 were not paid but accrued.

         The following table sets forth all grants of stock options to each of the named executive officers of KMG during the fiscal year ended December 31, 1999.

                        Option Grants in Last Fiscal Year

                  Number of Shares          Percent of Total
                  Of Common Stock           Options Granted to
                  Underlying Options        Employees in Fiscal
Name              Granted                   Year                       Exercise Price      Expiration Date
Henry Siegel           2,037,420                  46%                        .10           April 15, 2009
Paul Siegel              350,000                   8%                        .10           April 15, 2009
Irving Greenman        2,000,000                  46%                        .10           April 15, 2009

         The following table sets forth information as to options exercised by each of the named executives during the fiscal year ended December 31, 1999 and the value of in-the-money options held by such executives at December 31, 1999

     Option Exercised in Last Fiscal Year and Fiscal Year End Option Values

                  Number of
                  Shares of
                  Common
                  Stock                           Number of Shares of Common
                  Acquired on         Value       Stock Underlying Unexercised        Value of In-the-Money Options at
Name              Exercise          Realized         Options at 12/31/99                            12/31/99
----------------------------------------------------------------------------------------------------------------------
                                                 Exercisable     Unexercisable        Exercisable       Unexercisable
                                                 -----------     -------------        -----------       -------------
Henry Siegel          0               --           3,500,000           --                 7,000               --
Paul Siegel           0               --           3,500,000           --                 7,000               --
Irving Greenman       0               --           2,000,000           --                40,000               --

Represents difference between exercise price and market value of $.12 on such date. The foregoing excludes some options held by Siegel Pension Trust.

Employment Agreements

         KMG entered into employment agreements as of January 1, 1997 with Henry Siegel, Chief Executive Officer of the Company, and Paul Siegel, President of the Company. The agreement with Mr. Paul Siegel was terminated by mutual consent in July 2000. The agreement had a three year term and expired in December 31, 2000, and provided for an annual base compensation of $350,000. Mr. Paul Siegel resigned as officer in 1999. The Agreement also provided for the payment of benefits, including payment of automobile expenses. In the event of the death or total disability of either executive, we have agreed to pay his estate or the executive the unpaid portion of his annual base compensation, but in no event less than six months base compensation. The agreement also contains a non-competition provision covering the term of the agreement plus two years following termination or expiration of the agreement. We did not pay salary under the agreement From November 1998 to March 31, 1999. From April 1, 1999 to June 30, 1999 each received salary payments at a reduced rate of $20,000 per month. No salary payments were made subsequent to that date during the year. As of December 31, 1999, the Company owed Mr. Siegel $215,875.07 for accrued salary through December 31, 1999.

         On July 1, 1999 Mr. Paul Siegel ceased to be an employee and through a corporation controlled by him became a consultant. That firm is receiving fees of $10,000 per month plus an automobile allowance. His employment agreement has been terminated. We owe Mr. Siegel $215,875.07 in accrued salary under his former employment agreement.

         In December 1999 Myron Hyman, as President and Chief Operating Officer of Kaleidoscope, entered into a thirty-seven (37) month employment agreement with us at a salary of $150,000 increasing to $200,000 for months 13 through 25 and $250,000 for the balance of the term. Effective January 3, 2000 the agreement provides for payments of bonus at the sole discretion of the board additional life insurance and an automobile allowance. The agreement provides for severance in certain circumstances including a change of control. Mr. Hyman was granted an option to purchase shares of the Company as described below.

         Our chief executive officer entered into a new three year agreement upon the expiration of his existing employment agreement on December 21, 1999. Mr. Siegel is to receive an annual salary $150,000 which increase to 200,000 in the second year and $250,000 in the third year. The agreement provides for payments of bonus at the sole discretion of the board additional life insurance and an automobile allowance. The agreement provides for severance in certain circumstances including a change of control. In connection with his employment agreement he received options to purchase shares of common stock described below.

Stock Option Plan

         KMG has adopted a 1996 Stock Option Plan (the "1996 Plan") for officers, employees and consultants of KMG or any of its subsidiaries and other entities in which KMG has an interest. The 1996 Plan provides for the granting of options which are intended to qualify either as incentive stock options (the "incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986 or as options which are not intended to meet requirements of such section (the "Nonstatutory Stock Options"). As of December 31, 1997, Options to purchase 835,000 shares of Common Stock had been granted.

         The 1996 is administered by the Board if Directors or a committee of the Board of Directors (the "Administrator"). The Administrator has discretionary authority (subject to certain restrictions) to determine, among other things the individuals to whom and the times at which the Options will be granted;

the number of shares co Common Stock underlying the Options; and the exercise price and the vesting periods of the Options.

         The Options are evidenced by a written agreement containing the above terms and such other terms and conditions consistent with the 1996 Plan as the Administrator may impose. The exercise price in Incentive Stock Options may not be less than 100% of fair market value of the Common Stock at the date of grant (110% in the case of the Incentive Stock Options granted to holders of 10% of the voting power of the Company's capital stock). The aggregate fair market VALUE OF common Stock (determined at the time of option grant) with respect to which Incentive Stock Options become exercisable for the first time any year cannot exceed $100,000. Each Option, unless sooner terminated, shall expire no later than 10 years from the date of the grant (five years in the case of Incentive Stock Options granted to holders of 10% of the voting power of the Company's capital stock), as the Administrator my determine.

         The 1996 Plan (but not Options previously granted hereunder) shall terminate on December 2001. Subject to certain limitations, the 1996 Plan may be amended or terminated at an earlier date by the Board of Directors or by a majority of the outstanding shares entitled to vote thereon.

         Recently, we have issued options outside of the Plan.

         As compensation in April 1999 and October 1999 our board granted options to Henry Siegel, Paul Siegel and Ray Volpe in the amounts of 2,037,420, 350,000 and 437,500 respectively at an exercise price of $.10 per share. Mr. Henry Siegel has transferred 1,687.420 options issued to him to a related trust. The optionees have indicated that they may set off indebtedness owed to them against the exercise price. Indebtedness includes the Henry Siegel Pension Fund against accrued interest and principal of a Note.

         In connection with their employment agreements we granted Mr. Siegel and Mr. Hyman options to purchase shares of the Company's common stock.

         Mr. Siegel's employment agreement requires that Mr. Siegel be awarded an option to purchase 4,125,340 shares of common stock at ten ($.10) cents per share. It is contemplated that the options may be exercised against accrued salary. Mr. Siegel is to receive additional options to purchase an indeterminate number of shares at eleven ($.11) cents per share. The number of shares he is entitled to purchase shall be equal to six (6%) percent of the outstanding shares less any options outstanding on the date of employment (including the aforesaid options to purchase 3,775,340 shares). The options are to be vested in annual installments on December 31, 2001 and 2002, they are exercisable for a period of five (5) years after vesting Mr. Hyman's options to be issued.

         Mr. Hyman's employment agreement provides that he is to receive as of January 3, 2000 options to purchase a number of shares equal to five (5%) percent of the outstanding shares on December 31, 2000. The options vest as to one-third (1/3) of the shares on each December 31, 2000, 2001 and 2002. The number of shares shall be based on the number of outstanding shares on the vesting date less the number of shares, if any, previously invested. The exercise price shall be market price at the time of vesting and the exercise period is to be five (5) years after vesting.

Compensation of Directors

         Directors who are not employed by KMG will be paid a fee of $100 for each Board of Directors meeting attended and $100 for each committee meeting attended. All directors are reimbursed for expenses incurred on behalf of KMG.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 15, 2000 by (i) each stockholder known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of KMG, (iii) each executive officer named in the Summary Compensation Table above and (iv) all directors and executive officers as a group. Except as otherwise indicted, the based information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Name and address of                 Number of Shares
Beneficial Owner                    Beneficially Owned                 Percentage of Class
----------------                    ------------------                 -------------------
Henry Siegel (1)                            6,680,704                         10%
244 West 54th Street
New York, New York

Myron Hyman (2)                               300,000                          1%
244 West 54th Street
New York, New York

Paul Siegel  (1)
5777 West Century Boulevard                 6,114,114                         13%
Los Angeles, California 90045

Richard Kostyra                               550,000                          1%

Kevin Eastman                                 100,000                          2%

Ray Volpe (1)                               3,342,864                          8%
136 Madison Avenue
New York, New York


Libra Finance, S.A.                        31,975,002                         43%
P.O. Box 4603
Zurich, Switzerland

All directors and executive
officers as a group (5 persons)                                               24%

---------------------
(1) Includes presently exercisable options to purchase shares of common stock as follows: Henry Siegel 4,125,340, Paul Siegel 3,208,750 and Ray Volpe 437,500, Richard Kostyra 350,000 and Kevin Eastman 100,000. Does not include 1,687,420 options owned by Siegel Pension Fund.

(2) Exclusive of options not presently exercisable.

(3) Does not reflect ownership of various convertible note holders, many of whom own warrants. Had all of these investors converted their notes and exercised their warrants would not own more than five (5%) of the shares outstanding.

Item 12.  Certain Relationships and Related Transactions

         Pursuant to an agreement, dated as of April 1, 1997 between the Company and By-The-Way Corporation ("BTW), a corporation wholly-owned by Ray Volpe, a former director of the Company. BTW granted to the Company in perpetuity the right at any time to develop, produce, distribute, market, license or otherwise exploit (the "Exploitation Rights") all entertainment properties (other than properties licensed to KS&E) in consideration of an option payment consisting of $112,500 previously advanced and additional payments to be made by the Company to BTW of $150,000 per year. Such option payment will be offset against gees or amounts payable by the Company for any Exploitation Rights granted to the Company by BTW. During the year ended December 31, 1997, the Company paid BTW $150,000.

         During 1998 the pension trust for the benefit of Henry Siegel advanced the Company $150,000. Mr. Siegel or his pension fund received $50,000 in December 1999 in repayment of a loan.

         The Company has entered into a consulting agreement with an entity controlled by Henry Siegel. Pursuant to this agreement the consulting firm is receiving $10,000 per month.

         Mr. Richard Kostyra purchased 200,000 shares of the Company's common stock in May, 1999 at a price of ten ($.10) cents per share. Mr. Kostyra subsequently became a director.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                                AND SUBSIDIARIES

                            FINANCIAL STATEMENTS WITH
                          INDEPENDENT AUDITORS' REPORT

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                         KALEIDOSCOPE MEDIA GROUP, INC.
                                AND SUBSIDIARIES

                 For the years ended December 31, 1999 and 1998

                                    CONTENTS




                                                                    PAGE #


Independent Auditors' Report                                          1


Financial Statements:

     Consolidated Balance Sheets                                    3 - 4

     Consolidated Statements of Operations                            5

     Consolidated Statements of Stockholders' Deficit                 6

     Consolidated Statements of Cash Flows                          7 - 8

     Notes to Consolidated Financial Statements                     9 - 26

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Kaleidoscope Media Group Inc.


We have audited the accompanying consolidated balance sheet of Kaleidoscope Media Group, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above represent fairly, in all material respects, the financial position of Kaleidoscope Media Group, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Liebman Goldberg & Drogin, LLP
Garden City, New York

March 7, 2000

                         KALEIDOSCOPE MEDIA GROUP, INC.

                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET



                                     ASSETS


                                                               December 31,
Current Assets:                                                    1999
                                                            ----------------
    Cash                                                         $   45,650
    Accounts receivable, less allowance for
        doubtful accounts of $411,428                               213,222
    Program cost inventory - current portion, net
        of accumulated amortization                                 280,119
    Other current assets                                            148,397
                                                                -----------

        Total current assets                                        687,388

Property and Equipment, at cost, less
   accumulated depreciation                                          41,680

Investment in Joint Venture                                         453,826

Other Assets                                                         11,592
                                                                 ----------

                                                                 $1,194,486
                                                                 ==========


                       See notes to financial statements.

                         KALEIDOSCOPE MEDIA GROUP, INC.

                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                               December 31,
Current Liabilities:                                                                               1999
                                                                                               -----------
        Convertible notes payable ..............................................               $ 1,308,468
        Accounts payable and accrued liabilities ...............................                 1,997,475
        Loans payable, officer .................................................                   249,800
        Income taxes payable ...................................................                   906,302
        Deferred income and client advances ....................................                   304,282
        Cash overdrafts ........................................................                    19,308
                                                                                               -----------

            Total current liabilities ..........................................                 4,785,635

Security Deposit Payable .......................................................                    10,552
                                                                                               -----------

            Total liabilities ..................................................                 4,796,187
                                                                                               -----------

Stockholders' Deficit:
        Common stock, $0.001 par value, 100,000,000 shares authorized; and
            41,355,960 issued in 1999 ..........................................                    41,356
        Preferred stock, $0.001 par value, 15,000,000
            shares authorized, none issued in 1999 .............................                         -
        Additional paid-in capital .............................................                 9,103,063
        Accumulated deficit ....................................................               (13,246,120)
                                                                                               -----------

            Total stockholders' deficit ........................................                (3,601,701)
                                                                                               -----------

            Total liabilities and stockholders' deficit ........................               $ 1,194,486
                                                                                               ===========

                       See note to financial statements.

                         KALEIDOSCOPE MEDIA GROUP, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                For the Years ended
                                                                                    December 31,
                                                                             1999                  1998
                                                                         ------------         ------------

Net Revenue                                                              $    (53,668)          $1,137,675
                                                                         ------------         ------------

Direct Project Costs:
        Amortization of program costs and
          other direct project costs                                        1,328,560            4,571,399
        Other direct project costs                                             33,054                    -
                                                                         ------------         ------------

            Total direct project costs                                      1,361,614            4,571,399
                                                                         ------------         ------------

Gross Loss                                                                 (1,415,282)          (3,433,724)
                                                                         ------------         ------------

Expenses:
        Amortization of program costs relating to joint venture                     -              188,658
        Salaries and benefits                                               1,073,736            1,183,355
        General and administrative                                          1,274,011            1,715,719
        Amortization of goodwill                                                    -              831,414
        Interest                                                               82,585               41,090
                                                                         ------------         ------------

            Total expenses                                                  2,430,332            3,960,236
                                                                         ------------         ------------

Operating Loss                                                             (3,845,614)          (7,393,960)


Gain on Lease Cancellation                                                          -              193,133
                                                                         ------------         ------------

Loss before Equity in Loss of Joint
        Ventures and Income Taxes                                          (3,845,614)          (7,200,827)

Loss Income of Joint Venture                                                 (443,476)            (188,658)
                                                                         ------------         ------------

Loss before Income Tax Expense                                             (4,289,090)          (7,389,485)

Provision for Taxes                                                                 -              676,430
                                                                            ---------         ------------

Net Loss                                                                 $ (4,289,090)        $ (8,065,915)
                                                                         ============         ============

Basic Loss Per Share                                                          $ (0.10)             $ (0.27)
                                                                         ============         ============

Diluted Loss Per Share                                                        $ (0.10)             $ (0.27)
                                                                         ============         ============



                       See notes to financial statements.

                         KALEIDOSCOPE MEDIA GROUP, INC.

                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                           Additional
                                           Shares              Common        Paid-in             Accumulated
                                            Issued             Stock        Capital                Deficit             Total
                                          ----------          --------     ----------           -------------      ------------

Balance - January 1, 1998                 26,027,082          $ 26,027     $ 6,197,661          $    (891,115)     $  5,332,573

Issuance of shares                        12,633,878            12,634       3,188,597                      -         3,201,231

Net loss                                           -                 -               -             (8,065,915)       (8,065,915)
                                          ----------          --------     ----------           -------------      ------------

Balance - December 31, 1998               38,660,960            38,661       9,386,258             (8,957,030)          467,889

Issuance of shares                         2,695,000             2,695         216,805                      -           219,500

Net loss                                           -                 -               -             (4,289,090)       (4,289,090)
                                          ----------          --------     -----------          -------------      ------------

Balance - December 31, 1999               41,355,960          $ 41,357     $ 9,603,062          $ (13,246,120)     $ (3,601,701)
                                          ==========          ========     ===========          =============      ============












                       See notes to financial statements.

                         KALEIDOSCOPE MEDIA GROUP, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Years ended
                                                                              December 31,
                                                                      -------------  -------------
Cash Flows from Operating Activities:                                      1999           1998
                                                                      -------------  -------------
Net (loss)                                                            $ (4,289,090)  $ (8,065,915)
Adjustment to reconcile net (loss) to net cash
    used in operating activities:
        Amortization and depreciation                                      169,529        893,711
        Equity in income of joint venture                                  443,476        188,658
        Expense paid through the issuance of stock                          56,250              -
        Deferred income tax expense                                              -        622,600
        Deferred rent                                                            -       (319,539)
        Change in assets and liabilities:
            Accounts receivable                                            110,103        423,356
            Other current assets                                            (6,333)        74,147
            Investment in joint venture                                          -        198,390
            Security deposits payable                                            -         10,552
            Options payable                                                      -       (143,750)
            Other assets                                                  (241,361)        12,524
            Cash overdraft                                                   6,257       (181,097)
            Accounts payable and accrued liabilities                       615,385       (414,294)
            Write-down of program cost inventory                         1,328,560      3,712,932
            Income taxes payable                                                 -         66,805
            Deferred income and client advances                            304,282       (697,033)
                                                                      ------------   ------------
                         Net cash (used in) operating activities        (1,502,942)    (3,617,953)
                                                                      ------------   ------------

Cash Flows from Investing Activities:
        Distributions from joint venture                                   102,500              -
        Expenditures for program costs                                    (156,744)             -
        Acquisition of property and equipment                              (28,447)        (7,973)
        Loans receivable - officer                                           9,000              -
        Investment in joint venture                                        (10,350)             -
                                                                      ------------   ------------
                         Net cash (used in)
                             investing activities                          (84,041)        (7,973)
                                                                      ------------   ------------





                       See notes to financial statements.

                         KALEIDOSCOPE MEDIA GROUP, INC.

                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                      For the Years ended
                                                                          December 31,
                                                                      1999          1998
                                                                   ----------    ----------
Cash Flows from Financing Activities:
        Repayments of loans payable - stockholders                          -        27,300
        Proceeds from notes payable                                 1,308,468       150,000
        Loans payable to officers                                      99,800             -
        Issuance of common stock                                      219,500     3,201,231
                                                                   ------------- ----------
            Net cash provided by (used in) financing activities     1,627,768     3,378,531
                                                                   ------------- ----------
(Decrease) increase in cash                                            40,785      (247,395)
Cash - January 1,                                                       4,865       252,260
                                                                   ------------- ----------

Cash - December 31,                                                $   45,650    $    4,865
                                                                   ==========    ==========



                       See notes to financial statements.

                         KALEIDOSCOPE MEDIA GROUP, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


Note 1  -  Organization and Description of Business:

           On October 22, 1996, Kaleidoscope Media Group, Inc. ("KMG"), changed its name from BNN Corporation in December 1997 (upon reincorporating as a Delaware corporation - it had been a Nevada corporation) and was a publicly traded corporation without significant operations, acquired all of the outstanding share of HSPSMM, Inc. ("HSPS") which changed it name from Kaleidoscope Media Group, Inc. in November 1997. The transaction was effected by issuing additional KMG shares in an amount that resulted in the original HSPS shareholders receiving approximately 40.3% of the outstanding shares of BNN. The original HSPS shareholders owned additional shares of KMG from before the October 22, 1996 transaction. After the consummation of the transaction, they owned approximately 47% of the outstanding shares, and with the other 53% scattered, had effective control.

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

                         KALEIDOSCOPE MEDIA GROUP, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note 1  -  Organization and Description of Business (Continued):

           Kaleidoscope Media Group, Inc is primarily engaged in the business of the development domestic and international distribution of entertainment properties as well as exploiting the related licensing and merchandising opportunities, home video distribution and distribution of programming for Internet broadcasting. It also provides consulting services in the development of specialty television programming and is involved in the acquisition and distribution of entertainment library properties.

Note 2  -  Summary of Significant Accounting Policies:

           Principles of Consolidation:

           The consolidated financial statements include the accounts and transactions of KMG and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated. KMG's investment includes 50% owned joint venture in Keller Siegel Entertainment and is accounted for on the equity method. KMG also has an investment of 40% in a joint venture, The Kirkwood Group. Accordingly, KMG's share of the loss of the joint ventures are included in the consolidated statement of operations.

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

                         KALEIDOSCOPE MEDIA GROUP, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note  2 -  Summary of Significant Accounting Policies (Continued):

           Program Cost Inventory (Continued):

           During 1999, The Company had written off $1,328,560 of program cost inventory due to lower estimates of revenues or discontinued projects.

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

           Deferred Revenue:

           Deferred revenue represents amounts received from or billed to clients in accordance with certain contracts prior to the Company's completion of the earning process in accordance with its revenue recognition policy. Upon completion of the earning process, the amounts are included in revenue.

           Depreciation:

           Property and equipment are stated at cost and are depreciated on straight-line and accelerated methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease.

                         KALEIDOSCOPE MEDIA GROUP, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note 2  -  Summary of Significant Accounting Policies (Continued):

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

           Fair Value of Financial Instruments:

           SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. The carrying value of cash, cash equivalents and accounts receivable approximates fair value.

           Impairment of Long-Lived Assets:

           The Company has not completed it's evaluation of the adoption of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". However, management believes any such effect will not be material.

           Accounting Pronouncements:

           The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have a material effect, if any, on its financial position or results of operations.

                         KALEIDOSCOPE MEDIA GROUP, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999




Note 2  -  Summary of Significant Accounting Policies (Continued):

           Loss Per Common Share:

           Basic loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share include the effects of potential dilution that would occur if securities (such as warrants) or other contracts (such as options) to issue common stock were exercised or converted into common stock. Such instruments that are convertible into common stock are excluded from the computation in periods in which they have an anti-dilutive effect. Inclusion of the contingent shares potentially issuable as a result of the KMG transaction would have an anti-dilutive effect on earnings (loss) per share. As a result it was not used in the earnings per share calculation. The weighted average number of common shares used to calculate loss per common share during 1999 and 1998 was 40,860,878 and 29,779,026, respectively.

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

           The Company files a consolidated Federal income tax returns which includes all the subsidiaries. KMG and each of the subsidiaries files separate state and local income tax returns in the jurisdictions where they are subject to tax. Accordingly, when one subsidiary has taxable income, the tax losses of another subsidiary cannot be used to offset that subsidiary's taxable income for state and local purposes. State and local taxes must be paid even though the consolidated entity has a loss.

                         KALEIDOSCOPE MEDIA GROUP, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999



Note 3  -  Major Customers:

             There were no major customers in 1999 or 1998.

Note 4 -  Program Cost Inventory:

           Program cost inventory consisted of the following:

                                                           December 31,
                                                               1999
                                                               ----
           Released, less accumulated amortization           $      0

           In-process                                         280,119
                                                              -------
                                                              280,119
           Less: Current portion                             (280,119)
                                                             --------
           Noncurrent portion                                $      0
                                                             ========

Note 5 -  Related Party Transactions:

          Mr. Henry Siegel, Chairman of the Board, Chief Executive Officer and Director of the Company since 1995, is an officer of Seagull Entertainment, a wholly owned subsidiary. Mr. Siegel's brother Paul is also a Director of the Company. During 1998, the Pension Trust for the benefit of Henry Siegel advanced the Company $150,000. The Company is currently accruing interest at a rate of 15% per annum. As of December 31, 1999 the Company has recorded accrued interest in the amount of approximately $34,000 related to the Pension Trust advance to the Company. No repayment terms have been established as of December 31, 1999.

                         KALEIDOSCOPE MEDIA GROUP, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note 6 - Property and Equipment:

            Property and equipment consisted of the following:



                                                              December 31,
                                                              ------------
                                                         1999           1998
                                                         ----           ----

           Automobile                                 $      0        $ 51,543
           Furniture and fixtures                       14,855          14,855
           Computers and office equipment               74,873          46,426
                                                      --------        --------
                                                        89,728         112,824
           Less: accumulated depreciation              (48,048)        (84,366)
                                                      --------         -------

                                                      $ 41,680        $ 28,458
                                                      ========        ========


            Depreciation expense was $15,255 and $62,297 for the years ended December 31, 1999 and 1998 respectively.

Note 7 - Investment in Joint Ventures:

            The Company has a 50% ownership interest in Keller-Siegel Entertainment LLC ("KSE"). KSE produces Tarzan: The Epic Adventures, an hour long action adventure television series that first aired in September, 1996. Revenue is derived from both domestic and foreign sources. Summarized financial information of KSE as of December 31, and the years then ended are as follows:

                                                                                      December 31,
                                                                                      ------------
                                                                               1999                1998
                                                                               ----                ----
                  Assets                                                  $   98,027            $ 281,671
                  Liabilities                                                 98,027              281,671
                                                                            --------              -------
                  Members capital                                         $        -            $       -
                                                                            ========              =======
                  Revenue                                                 $   14,575            $  36,865
                                                                            ========              =======
                  Net income                                              $   23,890            $(317,316)
                                                                            ========              =======
                  Company's equity in net (loss) income                   $  188,658            $(188,658)
                                                                            ========              =======

                         KALEIDOSCOPE MEDIA GROUP, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


Note 7 - Investment in Joint Ventures (continued):

            The Company is the domestic distributor of Tarzan: The Epic Adventures. Both the Company and the other 50% owner of KSE provide production, marketing and administrative services to KSE, the cost of which exceeds the reimbursements received from KSE. Certain of these production and marketing costs related to Tarzan: The Epic Adventures have been capitalized by the Company as program cost inventory. The amortization of this program cost inventory, as well as the KSE share of administrative and noncapitalizable marketing costs are recognized as expenses in the statement of operations. As of December 31, 1999, the Company had made a decision to write down the investment in KSE by approximately 50%. The Company feels the ultimate recognition in revenues from Tarzan series will not be met.

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

Note 8 - Convertible Notes Payable:

            Convertible Notes Payable as of December 31, 1999 as
            summarized as follows:
            8% Convertible Note Payable
            Dated April 1999, 8% Interest Per
            Annum Principal and Interest
            Due January 2, 2001                     $  850,000

            8% Convertible Note Payable
            Dated August 1999, 8% Interest Per
            Annum Principal and Interest Due
            January 2, 2001                            112,000

            8% Convertible Note Payable
            Dated December 1999, 8% Interest
            Per Annum, Principal and Interest
            Due January 2, 2001                        346,468
                                                    ----------
                                                    $1,308,468
                                                    ==========

            In April 1999, the Company issued 8% convertible promissory notes payable aggregating $850,000 to non related investors. The Notes are convertible into an indeterminate number of shares at a conversion price of the lower of fifteen cents per share or 70% of the lower closing price within sixty days of conversion. In conjunction with the financing, the Company issued 850,000 warrants at an exercise price of $.19 per warrant.

            In August 1999, the Company sold an additional $112,000 principal amount of notes and issued an additional 1,500,000 warrants to acquire our common stock. The Company believes these securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2).

            In December 1999, the Company received an additional amount of $346,468 from the sale of the convertible notes. The maturity date on all the notes is January 1, 2001.

                         KALEIDOSCOPE MEDIA GROUP, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999



Note 9 - Commitments:

            The Company currently leases the space for its principal office in New York, NY under a month-to-month basis with monthly payments of $6,000. The Company's month-to-month lease will expire in July 2006. The Company is also the lessee of office space, located in Los Angeles, California, under a lease which expires in June 2002. In 1998, the Company signed an agreement with the landlord of its Los Angeles office space to re-let its premises. The sublease agreement stipulates that the Company will remain primarily liable for the payment of all rental amounts. Mr. Paul Siegel and Henry Siegel have personally guaranteed the Lease Agreement. The office lease provide for future escalation based on certain cost increases.

            Rent expense was $115,697 and $246,811 for the years ended December 31, 1999 and 1998 respectively. In 1998, rent expense was offset by sublease income of $194,053.

            On July 1, 1999, Mr. Paul Siegel ceased to be an employee of the Company and became a consultant. He is receiving fees of $10,000 per month plus an automobile allowance. The Company has terminated his previous employment agreement. As of December 31, 1999, the Company owes Mr. Paul Siegel approximately $36,000 which has been accrued at the balance sheet date.

            In December 1999, the Company entered into an employment agreement with Myron Hyman, President and Chief Operating Officer of the Company. The agreement is for thirty-seven months and provides for a base salary of $150,000 increasing to $200,000 for months 13 through 25 and $250,000 for the balance of the term. Effective January 3, 2000 the agreement provides for payments of bonus at the sole discretion of the board additional life insurance and an automobile allowance. The agreement provides for severance in certain circumstances including a change of control.

            The chief executive officer entered into a new three year agreement upon the expiration of his existing employment agreement on December 21, 1999. Mr. Siegel is to receive an annual salary of $150,000 in the first year with an increase to $200,000 in the second year and $250,000 in the third year. The agreement provides for payments of bonus at the sole discretion of the board additional life insurance and an automobile allowance. The agreement provides for severance in certain circumstances including a change of control.

                         KALEIDOSCOPE MEDIA GROUP, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999



Note 10 - Contingencies:

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

            At the time of the May, 1996 acquisition of KG, KG had a note payable (jointly and severally with a former affiliate that is now insolvent) to a former parent company in the amount of $225,000. KG was contesting its liability under this note because of various claims against the former parent. In accounting for the acquisition, the Company valued the liability at $40,000 based on a signed settlement agreement with the former parent's bankruptcy trustee. Subsequent to the issuance of the 1996 financial statement, the settlement was rejected by the creditors of the former parent. No efforts have been made by the former parent's bankruptcy estate to collect this debt, the Company still intends to assert its counterclaims if the matter is litigated. No adjustment has been made to the original $40,000 valuation assigned to the debt. It is, however, at least reasonably possible that the Company would be required to pay the full $225,000, resulting in a loss of $185,000.

            In December 1997, the Company filed an action seeking damages for breach of contract and fraudulent inducement of contract, among other claims, arising out of a venture that the Company entered into, with the defendants in the action to promote a Latin American boxing tournament. The Company seeks damages of at least $500,000 plus punitive damages in the action. Two of the defendants have answered the complaint, asserting various affirmative defenses and two counterclaims seeking damages of not less than $250,000. In September 1999, the Company obtained a default judgment against all defendants which also dismissed all counterclaims. In addition the defendants have declared bankruptcy.

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

                         KALEIDOSCOPE MEDIA GROUP, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999




Note 10 - Contingencies (Continued):

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

            In December 1999, the Company had reached an agreement on a claim filed in 1998 between ACC Entertainment and the Company. The agreement calls for the Company to pay ACC $100,000. As of December 31, 1999, the Company has recorded a liability for this claim.

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

            Going Concern:

            As shown in the accompanying financial statements, the Company incurred a net loss of $4,289,090 during the year ended December 31, 1999, and as of that date, the Company's current liabilities exceeded its current assets by $4,098,248. Those factors, create an uncertainty about the Company's ability to continue as a going concern. However, the Company has recently completed a transaction whereby they issued convertible debentures for the sum of $750,000. The investors, subject to certain conditions, which the Company believes are attainable, have agreed to purchase an additional $1,250,000 of convertible debentures. The ability of the Company to continue as a going concern is dependent upon the completion of this financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                         KALEIDOSCOPE MEDIA GROUP, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999



Note 11 - Income Taxes:

          The tax benefit for the year ended December 31, 1999 and the provision for income taxes for the year ended December 31, 1998 consist of the following components:

                                                        Year Ended December 31,
                                                      --------------------------
                                                          1999            1998
                                                          ----            ----
                Current
                  Federal                             $         -      $       -
                  State                                     4,530         53,830
                                                      -----------      ---------
                                                            4,530         53,830
                                                      -----------      ---------
                Deferred
                  Federal                               1,007,990        334,336
                  State                                   755,884        228,264
                                                      -----------      ---------
                                                        1,763,874        622,600
                                                      -----------      ---------

                                                      $ 1,768,404      $ 676,430
                                                      ===========      =========

          The income tax expense (benefit) for the year exclusive of the benefit from the change in tax status, does not bear the expected relationship between pretax income and the federal corporate income tax rate of 34% because of the effect of state and local income taxes and the fact that the company's amortization of goodwill and certain other expenses are not deductible for income tax purposes.

          Deferred income taxes as reported on the balance sheet consists of:

                                                           December 31,
                                                   ----------------------------
                                                       1999             1998
                                                       ----             ----
                Deferred tax assets                $ 6,178,347      $ 4,730,257
                Deferred tax liabilities                     -                -
                Valuation allowance                 (6,178,347)      (4,730,257)
                                                   -----------      -----------

                                                   $         -      $         -
                                                   ===========      ===========

          As of December 31, 1999, the Company had net operating loss ("NOL") carryforwards of approximately $11,800,000 available to offset future federal taxable income; the carryforwards are not available for state income tax purposes. These carryforwards begin to expire in 2011. The Company has provided a full 100% valuation allowance on the deferred tax assets as at December 31, 1999 to reduce such deferred income tax assets to zero as it is managements belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles. Management will review the valuation allowance requirement periodically and make adjustments as warranted.

                         KALEIDOSCOPE MEDIA GROUP, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999



Note 12 - Capital Structure:

          During 1998, the Company issued 12,633,878 shares of common stock to various non-related parties. The Company received $3,201,231 in capital for 11,943,868 shares; the remaining 690,010 shares were for services rendered.

          In January and February 1999, the Company sold 3,725,000 shares to various investors at prices ranging from $.05 to $.10 per share. During the same period, the Company entered into agreements with Mr. Robert Lancelotti and Mr. Bryon Lerner for the issuance of shares. The Company is obligated to issue a total of 3,150,000 and 2,100,000 shares to Mr. Lancelotti and Lerner respectively. The Company believes these securities were issued pursuant to an exemption from the registration requirements of the Securities Act

Note 13 - Stock Options:

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

          Stock option activity was as follows:

                                                                December 31,
                                                           --------------------
                                                            1999          1998
                                                            ----          ----
                Balance at January 31,                     828,333            -
                  Granted                                        -      835,000
                                                                        -------
                  Exercised                                      -            -
                  Forfeited                                      -            -
                  Expired                                        -       (6,667)
                                                           -------      -------

                Balance at December 31,                    828,333      828,333
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

                Net loss:
                    As reported                            $(4,289,090)
                                                           ===========
                    Pro forma                              $(4,289,090)
                                                           ===========

                Net loss per share:
                    As reported                            $     (0.10)
                                                           ===========
                    Pro forma                              $     (0.10)
                                                           ===========

                         KALEIDOSCOPE MEDIA GROUP, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999




Note 14 - Fair Value of Financial Instruments:

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

          The Company's financial instruments, and the related amounts recorded on the balance sheet, to which SFAS 107 would be applied include the following:

                                                               Carrying Amount
                                                                 Year Ended
                                                                December 31,
                                                            1999           1998
                                                            ----           ----
                Assets:
                  Cash                                                $   45,560
                  Loans and advances receivable -
                    officers and stockholders                 -            9,000

                Liabilities:
                  Cash overdraft                       $   19,308         13,051
                  Notes payable                               -             -

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

Note 15 - Supplemental Statement of Cash Flows Disclosure:

          Interest and Income Taxes Paid

          Cash payments for the following were:

                                                              December 31,
                                                          1999            1998
                                                          ----            ----

                  Interest                             $        -     $   36,568
                                                       ==========     ==========

                  Income taxes                         $        -     $        -
                                                       ==========     ==========

                         KALEIDOSCOPE MEDIA GROUP, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999



Note 16 - Segment Information:

          As described in Note 1, the Company's operations have been classified into two segments, the Entertainment Division and the Sports Division. Summarized information by business segment for 1999 is as follows:

                                                                                           Direct
                                                   Entertainment        Sports           Marketing         Other           Total
                                                   -------------        ------           ---------         -----           -----
          Revenue                                  $   (53,668)      $         -       $         -       $      -       $   (53,888)
                                                   ===========       ===========       ===========       ========       ===========
          Operating loss                           $   (53,688)      $         -      $          -       $      -       $   (53,888)

          Equity in Loss from joint ventures          (443,476)                -                 -              -          (443,476)
                                                   -----------       -----------       -----------       --------       -----------
          Pretax loss                              $(4,289,090)      $         -       $         -       $      -       $(4,289,090)
                                                   ===========       ===========       ===========       ========       ===========
          Total identifiable assets                $   740,660       $         -       $         -       $      -       $   740,660
                                                   ===========       ===========       ===========       ========       ===========
          Depreciation and amortization            $   169,529       $         -       $         -       $      -       $   169,523
                                                   ===========       ===========       ===========       ========       ===========


          As described in Note 1, the Company's operations have been classified into two segments, the Entertainment Division and the Sports Division. Summarized information by business segment for 1998 is as follows:

                                                                                           Direct
                                                   Entertainment        Sports           Marketing         Other           Total
                                                   -------------        ------           ---------         -----           -----
          Revenue                                  $   748,249       $         -       $         -       $389,426       $ 1,137,675
                                                   ===========       ===========       ===========       ========       ===========
          Operating loss                           $(5,611,304)      $(7,221,773)      $(1,040,231)      $(19,652)      $(7,393,960)

          Gain on lease cancellation                         -                 -                 -        193,133           193,133

          Equity in Loss from joint ventures          (188,658)                -                 -              -          (188,658)
                                                   -----------       -----------       -----------       --------       -----------
          Pretax loss                              $(5,799,962)      $  (722,773)      $(1,040,231)      $173,481       $(7,389,485)
                                                   ===========       ===========       ===========       ========       ===========
          Total identifiable assets                $ 1,884,181       $         -       $         -       $      -       $ 1,884,181
                                                   ===========       ===========       ===========       ========       ===========
          Depreciation and amortization            $   893,711       $         -       $         -       $      -       $   893,711
                                                   ===========       ===========       ===========       ========       ===========
          Capital expenditures                     $         -       $         -       $         -       $      -       $         -
                                                   ===========       ===========       ===========       ========       ===========

                         KALEIDOSCOPE MEDIA GROUP, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999




Note 17 - Subsequent Events:

          As discussed in Note 11, the Company in March 2000, issued $225,000 of 8% convertible notes maturing on March 9, 2001. Common Stock Purchase Warrants were issued for the right to purchase 2,765,000 shares of the company. The Agreement stipulates that the use of the funds are to be used for working capital and expenses of the offering.

Item 13.      Exhibits and Reports on Form 8-K

(a)           Exhibits

20.1          Plan and Agreement of Reorganization, dated as of October 22, 1996, among the Company and the shareholders of
              HSPS (1)

3.01(5)       Certificate of Incorporation of the Company

3.02(5)       By-laws of the Company

4.01(5)       Specimen Certificate

10.01*        1996 Stock Option Plan. (2)

10.02*(5)     Employment Agreement entered into between the Company and Henry Siegel

10.03*(5)     Employment Agreement entered into between the Company and Paul Siegel.

10.06(5)      Joint Venture Agreement, dated as of October 1, 1995, between SeaGull Entertainment, Inc. and Keller Entertainment
              Group, Inc.

10.07         Amended and Restated Limited Liability Company Agreement, dated as of April 30, 1997, among the Company,
              Interpublic Group of Companies, Inc., 345 Park Avenue PAS Sports, Inc. and People and Properties, Inc. (3).

10.08         Agreement dated as of August 20, 1997, among, Interpublic Group of Companies, Inc., 345 PAS Sports, Inc., and
              People and Properties, Inc. (4)

10.9(5)       Vendor Agreement, dated December 18, 1996, between the Company and HSN Direct Int. LTD and addendum thereto, dated
              March 31, 1997.

10.10(5)      Joint Venture Agreement dated as of June 1995, between the Company and BV Sports Marketing, Inc.

10.11         Distribution Agreement between Global Entertainment Productions and Kaleidoscope Media Group Incorporated, dated
              November 19, 1998.

21.01         Subsidiaries of the Company

23.1          Consent of Independent Accountants

27.01         Financial Data Schedule

--------------
* Management contract or compensatory plan or arrangement.

(1) Such Exhibit was filed with the Company's Current Report, dated October 22, 1996, and is incorporated herein by reference.

(2) Such Exhibit was filed with the Company's Proxy Statement for the Annual Meeting held on December 2, 1997 and is incorporated herein by reference.

(3) Such Exhibit was filed with the Company Current Report, dated May 5, 1997, and is incorporated herein by reference.

(4) Such Exhibit was filed with the Company's Current Report, dated August 20, 1997, and is incorporated herein by reference.

(5) Such Exhibits were filed with Company's Annual Report on 10K, for 1997 and are incorporated herein by reference.

Roberts on Form 8-K.