Form 10QSB
period 2000-03-31
KALEIDOSCOPE MEDIA GROUP INC
filed 2000-05-22
CIK 848447

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

-------------------------------------------------------------------------------
                                   FORM 10-QSB
               Quarterly report pursuant to section 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal quarter ended First Quarter ended March 31, 2000
                                                    Commission File No. 0-17591
                         KALEIDOSCOPE MEDIA GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specific in its charter)
-------------------------------------------------------------------------------

             Delaware                               93-0957030
             --------                               ----------
(State or other jurisdiction of            (I.R.S. Employer Identification
 incorporation or organization)                       Number)

                  244 W. 54th Street, New York, New York, 10019
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (212) 757-0700
                                 --------------
                         (Registrant's telephone number)
                         -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the proceeding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X        No
                           -----        ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether in the registrant filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes       No
   -----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's class as of common equity, as of March 31, 2000: 41,355,960
         Transitional Small Business Disclosure Format (check one):
Yes      No   X
   -----   ------

                                      Index

                                                                        Page #
                                                                        ------

         Part I Financial Information

         Item 1. Financial Statements (unaudited)...................

         Consolidated Balance Sheet March 31, 2000..................     1-2

         Consolidated Statements of Income three months ended

         March 31, 2000 and March 31, 1999..........................       3

         Consolidated Statements of Cash Flows three months ended
         March 31, 2000 and March 31, 1999..........................       4

         Notes to Financial.........................................     5-6

         Item 2. Management's Discussion and Analysis of Financial
         Condition And Results of Operations........................     7-9

                          Kaleidoscope Media Group, Inc
                           (Formerly Bnn Corporation)
                                 and Subsidaries

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                 MARCH 31, 2000

                                     ASSETS

CURRENT ASSETS
              Cash                                                          $      2,597
              Accounts receivable, less allowance for doubtful
                   accounts of $411,428                                          706,717
              Expenditures billable to clients                                    12,550
              Program cost inventory - current portion,
                   net of accumulated amortization                               313,598
              Other current assets                                               142,528
                                                                            ------------
                                Total Current Assets                           1,177,990
              Property and equipment at cost less:
                   accumulated depreciation of $50.390                            40,304

              Investment in joint venture                                        453,926

              Other assets                                                        11,592
                                                                            ------------

                                Total Assets                                $  1,683,812
                                                                            ============

                          Kaleidoscope Media Group, Inc
                           (Formerly Bnn Corporation)
                                 and Subsidaries

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                 MARCH 31, 2000

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
              Cash overdrafts                                               $      8,338
              Loans officers                                                      84,800
              Notes payable                                                    1,877,000
              Accounts  payable and accrued liabilities                        2,095,236
              Income tax payable                                                 906,302
              Deferred income and client advances                                250,782
                                                                            ------------

                   Total Current Liabilities                                   5,222,458

LONG TERM LIABILITIES

Security deposit payable                                                          10,552
                                                                            ------------

                   Total Liabilities                                           5,233,010
                                                                            ------------
STOCKHOLDERS' DEFICIT
              Common stock,  $0.001 par value, 100,000,000
                   shares authorized and 41,355,960 issued in 1999                41,356
              Preferred stock, $0.001 par value 15,000,000
              shares authorized and none issued                                     --
              Additional paid-in-capital                                       9,603,063
              Accumulated deficit                                            (13,193,617)
                                                                            ------------
                   Total Stockholders' Deficit                                (3,549,198)
                                                                            ------------

                   Total Liability and Stockholders' Deficit                $  1,683,812
                                                                            ============

                          Kaleidoscope Media Group, Inc
                           (Formerly Bnn Corporation)
                                 and Subsidaries

                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                    2000               1999
                                                                    ----               ----
NET REVENUE                                                       $ 578,834          $  38,034

DIRECT PROJECT COSTS
              Amortization of program costs                          29,934               --
              Other direct project costs                              6,825              7,511
                                                                  ---------          ---------

              Total Direct Project Costs                             36,759              7,511
                                                                  ---------          ---------

GROSS PROFIT                                                        542,076             30,523
                                                                  ---------          ---------
EXPENSE
              Salaries and benefits                                 148,720            274,302
              General and administrative                            300,575            249,455
              Interest & local taxes                                 40,276               --
                                                                  ---------          ---------

                          Total Expenses                            489,571            523,757
                                                                  ---------          ---------
INCOME (LOSS) BEFORE EQUITY IN LOSS OF JOINT VENTURE AND
              PROVISION FOR INCOME TAXES                             52,504           (493,234)

EQUITY IN LOSS OF JOINT VENTURE                                        --                 --
                                                                  ---------          ---------

INCOME (LOSS) BEFORE INCOME TAXES                                    52,504           (493,234)

PROVISION FOR INCOME TAXES                                             --                 --
                                                                  ---------          ---------

NET INCOME (LOSS)                                                 $  52,504          $(493,234)
                                                                  =========          =========

NET EARNINGS PER COMMON SHARE
              Basic       Earnings (Loss) Per Share               $   0.001          $   (0.01)
                                                                  =========          =========

              Diluted     Earnings (Loss) Per Share               $   0.001          $   (0.01)
                                                                  =========          =========

                         Kaleidoscope Media Group, Inc.
                           (formerly BNN Corporation)
                                 And Subsidaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                              March 31
                                                                                              --------
                                                                                       2000               1999
                                                                                       ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                             $  52,504           $(493,234)
      Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Amortization and depreciation                                               77,506               5,810
           Changes in assets and liabilities:
                       Accounts receivable                                           (493,495)            (53,985)
                       Expenditures billable to clients                                (6,216)               --
                       Deferred financing costs                                       (94,545)               --
                       Other assets                                                    17,951               7,547
                       Cash overdraft                                                 (10,970)            (13,051)
                       Accounts payable and accrued liabilities                       212,759             194,498
                       Write-down of program costs inventory                           29,934                --
                       Income taxes payable                                              --                 3,315
                       Deferred income and client advances                            (53,500)               --
                                                                                    ---------           ---------

                       Net Cash Used in Operating Activities                         (268,073)           (349,100)
                                                                                    ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Distribution from joint venture                                                    --                73,500
      Investment in joint venture                                                        (100)               --
      Expenditures for program costs                                                  (63,413)             70,666
      Acquisition of property and equipment                                              --                   726
      Loans receivable - officers and shareholders - net change                          --                 9,000
                                                                                    ---------           ---------

                       Net Cash Provided by (Used In) Investing Activities            (63,513)            153,892
                                                                                    ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
      Loans payable to officers and shareholder                                       (15,000)               --
      Proceeds from notes payable                                                     410,533              40,800
      Deferred financing costs incurred                                               (32,000)
      Repayments of notes payable                                                     (75,000)               --
      Issuance of common stock and related warrants                                      --               195,968
                                                                                    ---------           ---------

                       Net Cash Provided by Financing Activities                      288,533             236,768
                                                                                    ---------           ---------

INCREASE (DECREASE) IN CASH                                                           (43,053)             41,560

CASH
      Beginning of period                                                              45,650               4,865
                                                                                    ---------           ---------

      End of period                                                                 $   2,597           $  45,425
                                                                                    =========           =========

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (formerly BNN Corporation)
                                 AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                   (UNAUDITED)

     Note 1- BASIS OF PRESENTATION:

           The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period.

           The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

     Note 2 - MAJOR CUSTOMERS

           KMG has increased its revenues substantial over the first three months of 2000 by adding several new programs to its distribution library. These additions include a major contract with Global Entertainment for the distribution of Magnificent Ambersons mini series.

     Note 3 - NOTES PAYABLE

           During the three-month period the Company issued eight (8%) percent convertible promissory notes aggregating two hundred and fifty thousand dollars ($250,000) to foreign private investors. These notes mature March 9, 2001 together with interest, unless the parties agree to extend the maturity date. The Notes are convertible into an indeterminate number of shares at a conversion price of the lower of ten ($0.10) cents per share or 70% of the lowest closing price within sixty (60) days of conversion. In conjunction with the financing, the Company issued a total of 27,625,000 warrants at an exercise price of $0.11. The Company incurred financing costs of $32,000, which is being amortized over the life of the note.

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

         Results of Operations

         Three months Ended March 31, 2000 as Compared with Three Months Ended March 31, 1999.

              Net revenues consist of total billings (less any agency fees and media costs) and accruals for earned fees. Net revenues for the first quarter of 2000 were $578,834 compared with net revenue of $38,034 for the first quarter of 1999. The increase in revenues is due to the signing of several new contracts over the last six months. These contract include several distribution agreements and two consulting agreement to Internet streaming companies. The contract with Global Entertainment for the distribution of Magnificent Ambersons mini series has in accounted for $325,000 in revenues for the first quarter of 2000.

              Gross profit increased by $511,533, to $542,076 for the first quarter in 2000 from $ 30,523 for the first quarter of 1999.

              Amortization of program costs (costs to produce, market and distribute a broadcast or film property) and other direct project costs was $36,759 in the first quarter of 2000 compared to $7,511 in 1999. The increase in the amortization costs is a direct result in the increase of revenue derived from programs.

              Salaries and benefits decreased by $125,582, to $148,720 in the first quarter of 2000 compared to $274,302 for the first quarter of 1999. General and administrative expenses increased by $51,120 to $300,575 in the first quarter of 2000 from $249,455 for the comparable period in 1999. The decrease in salaries and benefits is a result of the closing of the Los Angeles office and the termination of several employees. The increase in general and administrative expenses is a result of the amortization of finance costs in the first three months of 2000 these costs were incurred during third and fourth quarter 1999. The financed costs are being amortized over the life of the loan. The total finance costs amortized over the three-month period totaled $76,130. The Company also incurred costs of approximately $11,000 for domestic distribution that had not been incurred during the comparative three months of 1999. The total of these costs is $87,130. Therefore, by eliminating these costs, general and administrative expenses have decrease by $36,010.

              Interest and local taxes increased to $40,276 in the first quarter of 2000; there was no interest and local taxes in first quarter of 1999.

              Losses from operations (before equity in income of joint venture) decreased by $545,738 from a loss of $493,234 first quarter of 1999 to a profit of $52,504 for the first quarter of 2000. The company has attained these profits by aggressively pursuing new programs and reducing overall costs.

              The Company did not receive any equity in income of its joint ventures in the first quarter of 1999 and 2000. The Joint Venture's only revenue producing project to date has been "Tarzan: The Epic Adventures" which earned most of its revenues in 1996 and 1997. Management's estimate of the ultimate revenues from "Tarzan: The Epic Adventures" have been revised downward.

              The Company's net profit amounted to $52,504, or $0.001 per share, for the first quarter in 2000, as compared to a net losses of $493,234, or $(0.01) per share, for the same quarter of 1999.

         Liquidity and Capital Resources

              Net cash used in operating activities was $1,352,274 in 1999 compared with $268,073 in 2000. The decrease in cash used operating activities was primarily the result of cash received through accounts receivable.

              Net cash used in investing activities in 1999 was $595,870 compared to the net cash used in investing activities of $63,513 in 2000. This change was primarily due to the reduction of expenditures for program costs.

              Net cash provided in financing activities amounted to $236,768 for 1999 as compared to $288,533 provided by financing activities for 2000. The decrease in cash provided by financing activities was primarily the result in a decrease in the issuance of common stock and related warrants.

              As of March 31, 1999, the Company had cash of $45,650 compared with $2,597 as of March 31,2000. Operating activities used net cash outflow of the principle source of cash during 2000 was raised through the issuance of notes. These amounts were used to reduce the companies' liabilities.

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

              During 1999 and early 2000 the Company received $1,308,468 from the sale of convertible notes. A portion of present loans are in default because the Company failed to timely file a registration statement. These notes are, therefore, demand notes. If demand were to be made for payment of the loans the Company would not be able to pay the loans and may not be able to continue in business.

              The Company has experienced chronic cash shortfalls and through March 31, 2000 has relied upon equity and debt financing. The Company has recently entered into several distribution agreements, which the Company believes may generate sufficient cash to cover operational expenses for the balance of the year 2000. The foregoing assumes that present notes outstanding will not be accelerated. We are always at risk that product will not be timely delivered or otherwise delayed. If the Company does not obtain sufficient funds the Company will not be able to operate.

                                  Legal Matters

              Certain legal matters in connection with the securities being offered hereby will be passed upon for the Company by Parker Duryee Rosoff & Haft, New York, New York 10017.

                                     Experts

              The consolidated financial statements of the Company, included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1999, which annual report has been incorporated herein by reference, have been audited by Liebman Goldberg and Drogin LLP, independent certified public accountants, as indicated in their report with respect thereto, and are incorporated herein by reference in reliance upon the report of said firm given upon their authority as experts in accounting and auditing.


-------------------------------------------------------------------------------

                                   Signatures

              In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, therewith duly authorized.

                               KALEIDOSCOPE MEDIA GROUP, INC.

May 17, 2000:                       By: /s/ Myron A. Hyman
                                        ---------------------------------------
                                        Myron A. Hyman, Chief Executive Officer

May 17, 2000:                       By: /s/ Ann F. Collins
                                        ---------------------------------------
                                        Ann F. Collins, Chief Financial Officer