Form 10QSB/A
period 1999-09-30
KALEIDOSCOPE MEDIA GROUP INC
filed 2000-07-11
CIK 848447

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB/A
                                 Amendment No. 1

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

         RESULTS OF OPERATIONS

         Nine months Ended September 30, 1999 as Compared with Nine Months Ended September 30, 1998.

              Net revenues consist to total billings (less any agency fees and media costs) and accruals for earned fees. Net revenues for the Third Quarter of 1999 were $43,604 compared with net revenue of $382,575 for the Third Quarter of 1998. The decrease of $338,971 for the third quarter was primarily due to the non-delivery of "Shaka Zulu" and because we had not entered into any new arrangements for additional distribution of other programs.

              For the nine-month period ended September 30, 1999, Net Revenues were $405,836 as compared to $1,517,156 for the nine-month period ended September 30, 1998. The decrease of $1,111,320 is due to the reduced amount of sales for the movie "Merlin: The Quest Begins" and the non-delivery of the mini-series "Shaka Zulu".

Amortization of program costs (costs to produce, market and distribute a broadcast or film property) and other direct project costs was $314,226 in the Third Quarter of 1998 compared to $24,358 in 1999. For the nine-month period, it was $706,738 in 1998 and $94,342 in 1999. The reduction in the amortization of program costs for both the quarter and nine-month period is due to

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (formerly BNN Corporation)
                                 AND SUBSIDARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               SEPTEMBER 30, 1999

                                   (UNAUDITED)

              management's decision to no longer be directly responsible for the financing and production of any programs.

              Gross profit decreased by $29,974, to $19,247 for the Third Quarter in 1999 from $ 49,221 for the Third Quarter of 1998. For the nine-month period of 1999 the gross profit decreased $453,896 as compared to 1998. The reduction of gross profit for both the quarter ended and nine-months ended is a direct result from the above stated results.

              Salaries and benefits decreased by $48,687 to $288,082 in the Third Quarter of 1999 compared to $336,769 for the Third Quarter of 1998. Salaries and benefits for the nine-month period decreased $70,522 to $809,162 in 1999 as compared to $879,684 in 1998. These reductions are a due to a reduction of personnel from our Los Angeles office.

              General and administrative expenses decreased by $218,793 to $361,061 in the Third Quarter of 1999 from $579,854 for the comparable period in 1998. General and administrative expense for the nine month period decreased by $769,178 to $914,765 in 1999 from $1,683,948 in
         1998. This reduction of costs is a result of closing the Los Angeles office and the relocation of the New York office to a smaller location.

              There was no amortization of Goodwill in the Third Quarter of 1999 as compared to $11,389 in 1998. The entire Goodwill was written off in 1998.

              Accordingly there is no amortization for the nine-month period in 1999 as compared to $34,167 in 1998.

              Losses from operations (before equity in income of joint venture) decreased by $279,790 from a loss of $909,687 in the Third Quarter of 1998 to a loss of $629,897 for the Third Quarter of 1999. Losses from operations for the nine months ending September 30, 1999 are $1,418,764 as compared to the nine months in 1998 of $1,869,631 reflecting a decrease of $450,867. The decrease in losses is a result of closing the Los Angeles office, relocation of the New York office, a decision to no longer be responsible for production of programs, and management's decision to reduce costs across the board.

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




                                   (UNAUDITED)

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

                         KALEIDOSCOPE MEDIA GROUP, INC.

July 11, 2000:                 By: /s/ Myron Hyman
                                      ----------------------------------------
                                      Myron Hyman, Chief Executive Officer

July 11, 2000:                 By: /s/ Irving Greenman
                                      ----------------------------------------
                                      Irving Greenman, Chief Financial Officer