Form 10QSB
period 2000-06-30
KALEIDOSCOPE MEDIA GROUP INC
filed 2000-08-21
CIK 848447

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-QSB
               Quarterly report pursuant to section 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal quarter ended Second Quarter ended June 30, 2000
                           Commission File No. 0-17591

                         KALEIDOSCOPE MEDIA GROUP, INC.
--------------------------------------------------------------------------------
              (Exact name of registrant as specific in its charter)


   Delaware                                         93-0957030
(State or other jurisdiction of          (I.R.S. Employer Identification
 incorporation or organization)                      Number)

                  244 W. 54th Street, New York, New York, 10019
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (212) 757-0700
                        ---------------------------------
                         (Registrant's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's class as of common equity, as of June 30, 2000: 50,714,812

         Transitional Small Business Disclosure Format (check one):
Yes _____ No___X___

                                      Index

                                                                          Page #
                                                                          ------
Part I Financial Information

Item 1. Financial Statements (unaudited).................................

Consolidated Balance Sheet June 30, 2000 and
December 31, 1999........................................................    1-2

Consolidated Statements of Income six months ended
June 30, 2000 and June 30, 1999..........................................      3

Consolidated Statements of Cash Flows six months ended
June 30, 2000 and June 30, 1999..........................................      4

Notes to Financial.......................................................    5-6

Item 2. Management's Discussion and Analysis of Financial Condition
And Results of Operations................................................    7-9

                          Kaleidoscope Media Group, Inc
                           (Formerly Bnn Corporation)

                                 and Subsidaries
                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED
                                     ASSETS



                                                                                        June 30                    December 31
                                                                                          2000                         1999
                                                                                          ----                         ----
CURRENT ASSETS
              Cash                                                                    $    (2,381)                 $     7,595
              Accounts receivable, less allowance for doubtful
                   accounts of $411,428 in 2000 and 1999                                  665,262                      444,322
              Expenditures billable to clients                                             11,912
              Program cost inventory-current portion,
                   net of accumulated amortization                                        313,007                      696,120
              Other current assets                                                        108,879                      209,391
                                                                                      -----------                  -----------
                                Total Current Assets                                    1,096,680                    1,357,428
              Program cost inventory, less current portion,
                   net of accumulated amortization                                                                     749,708
              Property and equipment at cost less:
                   accumulated depreciation                                                32,847                       17,273
              Investment in joint venture                                                 453,926                      886,952
              Other Assets                                                                  9,911                       11,592
                                                                                      -----------                  -----------
                                Total Assets                                          $ 1,593,364                  $ 3,022,953
                                                                                      ===========                  ===========

                          Kaleidoscope Media Group, Inc
                           (Formerly Bnn Corporation)
                                 and Subsidaries

                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED

                      LIABILITIES AND STOCKHOLDERS' DEFICIT




                                                                                       June 30                December 31
                                                                                        2000                     1999
                                                                                    ------------             ------------
CURRENT LIABILITIES
              Loans officers                                                                  --                   49,800
              Notes payable                                                            1,892,740                1,140,000
              Accounts  payable and accrues liabilities                                1,761,058                1,076,192
              Income tax payable                                                         906,302                  906,302
              Option agreement payable                                                        --                   56,250
              Deferred income and client advances                                        221,544                       --
                                                                                    ------------             ------------
                   Total Current Liabilities                                           4,781,643                3,228,544
Security deposit payable                                                                  10,552                       --
                                                                                    ------------             ------------
                   Total liabilities                                                   4,792,195                3,228,544
STOCKHOLDERS' DEFICIT
              Preferred stock, $0.001 par value 15,000,000
              shares authorized and none issued in 2000
              or 1999                                                                         --                       --
              Common stock,  $0.001 par value, 100,000,000
                   shares authorized and 50,714,812 issued in
                   2000, and $0.01 par value 100,000,000 shares
                   authorized and 41,155,960 issued in 1999                               50,715                   41,157
              Additional paid-in-capital                                                10,263,943                9,499,149
              Accumulated deficit                                                    (13,513,489)              (9,745,897)
                                                                                    ------------             ------------
                               Total Stockholders' Deficit                            (3,198,831)                (205,591)
                                                                                    ------------             ------------
                               Total Liability and Stockholders' Deficit            $  1,593,364             $  3,022,953
                                                                                    ============             ============

                          Kaleidoscope Media Group, Inc
                           (Formerly Bnn Corporation)
                                and Subsidiaries

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                   Three Months Ended
                                                                                         June 30
                                                                            ---------------------------------
                                                                               2000                    1999
                                                                            ---------               ---------
NET REVENUE                                                                 $ 131,460               $ 324,197

DIRECT PROJECT COSTS
              Amortization of program costs                                       591                  68,804
              Other direct project costs                                           --                      --
                                                                            ---------               ---------

              Total direct project costs                                          591                  68,804
                                                                            ---------               ---------
GROSS PROFIT                                                                  130,869                 255,393
                                                                            ---------               ---------
EXPENSE
              Salaries and benefits                                           123,546                 246,777
              General and administrative                                       92,406                 231,760

                          Total expenses                                      215,953                 478,537
                                                                            ---------               ---------

Operating Income                                                              (85,083)               (223,144)

Amortization of finance costs                                                  50,918                  35,333
Depreciation expense                                                            7,456                   9,949
Interest expense                                                               31,534                  27,207

Total amortization, Depreciation and interest                                  89,909                  72,489

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS,
              EQUITY IN LOSS OF JOINT VENTURE AND INCOME TAXES               (174,992)               (295,633)

EXTRAORDINARY ITEM                                                            141,240                      --
                                                                            ---------               ---------
INCOME (LOSS) BEFORE EQUITY IN LOSS OF JOINT VENTURE
              AND INCOME TAXES                                              $(316,232)              $(295,633)

EQUITY IN LOSS OF JOINT VENTURE                                                    --                      --
                                                                            ---------               ---------

INCOME BEFORE INCOME TAXES                                                   (316,232)               (295,633)

INCOME TAX (BENEFIT) EXPENSE                                                    3,640                      --
                                                                            ---------               ---------

NET INCOME (LOSS)                                                           $(319,872)              $(295,633)
                                                                            =========               =========

NET EARNINGS PER COMMON SHARE
              Basic                                                             (0.01)                  (0.01)

                          Kaleidoscope Media Group, Inc
                           (Formerly Bnn Corporation)
                                and Subsidiaries

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                    Six months ended
                                                                                         June 30
                                                                            -------------------------------------
                                                                                2000                     1999
                                                                            -----------               -----------
NET REVENUE                                                                 $   710,295               $   362,231

DIRECT PROJECT COSTS
              Amortization of program costs                                      30,525                    70,927
              Other direct project costs                                          6,825                     5,388
                                                                            -----------               -----------
              Total direct project costs                                         37,350                    76,315
                                                                            -----------               -----------
GROSS PROFIT                                                                    672,945                   285,916
                                                                            -----------               -----------
EXPENSE
              Salaries and benefits                                             272,266                   521,079
              General and administrative                                        315,476                   480,318
                                                                            -----------               -----------

                          Total expenses                                        587,742                 1,001,397
                                                                            -----------               -----------
Operating income                                                                 85,203                  (715,481)

Amortization of finance costs                                                   130,689                    35,333
Depreciation expense                                                              8,832                    10,696
Interest expense                                                                 68,170                    27,357

Total amortization, depreciation and interest                                   207,691                    73,386

LOSS BEFORE EXTRAORDINARY ITEMS,
              EQUITY IN LOSS OF JOINT VENTURE AND INCOME TAXES                 (122,488)                 (788,867)

EXTRAORDINARY ITEM                                                              141,240                        --
                                                                            -----------               -----------
LOSS BEFORE EQUITY IN LOSS OF JOINT VENTURE
              AND INCOME TAXES                                              $  (263,728)              $  (788,867)

EQUITY IN LOSS OF JOINT VENTURE                                                      --                        --
                                                                            -----------               -----------
LOSS BEFORE INCOME TAXES                                                       (263,728)                 (788,867)

INCOME TAX (BENEFIT) EXPENSE                                                      3,640                        --
                                                                            -----------               -----------
NET LOSS                                                                    $  (267,368)              $  (788,867)
                                                                            ===========               ===========

NET EARNINGS PER COMMON SHARE
              Basic                                                               (0.01)                    (0.02)

                         Kaleidoscope Media Group, Inc.
                           (formerly BNN Corporation)
                                 And Subsidaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           Six Months Ended
                                                                                                June 30
                                                                                  -------------------------------------
                                                                                      2000                      1999
                                                                                  -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                    $  (267,368)              $  (788,867)
      Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
          Amortization and depreciation                                               139,521                    46,029
          Change in assets and liabilities:
                       Accounts receivable                                           (452,040)                 (120,997)
                       Expenditures billable to clients                                (5,579)                       --
                       Deferred financing costs                                       (44,545)                       --
                       Other assets                                                    48,722                  (189,718)
                       Cash overdraft                                                 (19,308)                  (13,051)
                       Accounts payable and accrued liabilities                       (11,480)                  (63,453)
                       Writedown of program costs inventory                            30,525                    70,927
                       Income taxes payable                                                --                      (496)
                       Deferred income and client advances                            (82,737)                       --
                                                                                  -----------               -----------
                       Net Cash Used in Operating Activities                         (664,291)               (1,059,626)
                                                                                  -----------               -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Distribution from joint venture                                                      --                   102,500
      Investment in joint venture                                                        (100)                       --
      Expenditures for program costs                                                  (63,413)                  (64,820)
      Acquisition of property and equipment                                                (0)                      489
      Loans receivable  officers and shareholders  net change                          35,000                     9,000
                                                                                  -----------               -----------
                       Net Cash Provided by Investing Activities                      (28,513)                   47,169
                                                                                  -----------               -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Loans payable to officers and shareholder                                       (50,000)                   49,800
      Repayments of loan payable  shareholders                                             --                        --
      Proceeds from notes payable                                                     628,533                   850,000
      Repayments of notes payable                                                     (75,000)                       --
      Issuance of common stock and related warrants                                   141,240                   115,387
                                                                                  -----------               -----------
                       Net Cash Provided by Financing Activities                      644,773                 1,015,187

INCREASE (DECREASE) IN CASH                                                           (48,031)                    2,730

CASH
      Beginning of period                                                              45,650                     4,865
                                                                                  -----------               -----------
      End of period                                                               $    (2,381)              $     7,595
                                                                                  ===========               ===========

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (formerly BNN Corporation)
                                 AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

                                   (UNAUDITED)

     Note 1- BASIS OF PRESENTATION:

           The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period.

           The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.


     Note 2 - NOTES PAYABLE

           During the six-month period the Company issued eight (8%) percent convertible promissory notes aggregating two hundred and fifty thousand dollars ($250,000) to foreign private investors. These notes mature March 9, 2001 together with interest, unless the parties agree to extend the maturity date. The Notes are convertible into an indeterminate number of shares at a conversion price of the lower of ten ($0.10) cents per share or 70% of the lowest closing price within sixty (60) days of conversion. In conjunction with the financing, the Company issued a total of 27,625,000 warrants at an exercise price of $0.11. The Company incurred financing costs of $32,000, which is being amortized over the life of the note.

           The Company also issued an additional ten (10%) percent convertible promissory note in the amount of two hundred and fifty thousand dollars ($250,000) to a foreign investor. This is a demand note. The
           Note is convertible into 1,250,000 shares at the conversion price of twenty ($0.20) cents per share. There were no costs incurred during the financing of this note. This note is secured with proceeds from several contracts.

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

         Results of Operations

         Six Months Ended June 30, 2000 as Compared with Six Months Ended June 30, 1999 and Three Months Ended June 30, 2000 as Compared with Three Months Ended June 30, 1999.

              Net revenues consist of total billings (less any agency fees and media costs) and accruals for earned fees. Net revenues for the second quarter of 2000 were $131,460 compared with net revenue of $324,197 for the second quarter of 1999. The second quarter of 1999 reflects revenue of $350,000 which were to have been derived for Shaka-Zulu at the time the company had anticipated delivery of the final product. This revenue was subsequently reversed in forth quarter 1999 due to the delay delivery of the product in 1999. The current revenue reflects sales of existing product that has been sold.

              Gross profit decreased by $124,524, to $130,869 for the second quarter in 2000 from $255,393 for the second quarter of 1999. As stated above, revenues in the second quarter included revenues from Shaka Zulu which was subsequently reversed.

              Net revenues for the six months of 2000 were $710,295 compared with net revenue of $362,231 for the six months of 1999. The growth in revenue is attributed to the active effect of increasing our sales of our existing products.

              Gross profit increased by $387,029, to $672,945 for the six months in 2000 from $285,916 for the six months of 1999.

              Amortization of program costs (costs to produce, market and distribute a broadcast or film property) and other direct project costs was $ 591 in the second quarter of 2000 compared to $68,804 in 1999. The decrease in the amortization costs is a direct result in the company's decision not to capitalize costs against revenue. All expenses are expensed at the time they are incurred.

              Salaries and benefits decreased by $123,231, to $123,546 in the second quarter of 2000 compared to $246,777 for the second quarter of 1999 and a decrease by $248,813, to $272,266 in the six months of 2000 compared to $521,079 in the six months of 1999. The decrease in salaries and benefits is a result of the closing of the Los Angeles office, the downsizing of staff to its current staffing level and the benefits of the separations agreements between former executives and directors which resulted in lower salaries and future salaries.

              General and administrative expenses decreased by $139,354, to $92,406 in the second quarter of 2000 from $231,760 for the comparable period in 1999 and a decrease of $ 164,842, to $315,476 in the six months of 2000 from $480,318 in the six months of 1999. The decrease in general and administrative expenses is a largely as a result of write-off of several outstanding payables which amounted to $99,681 as well as the companies continued reduction costs.

              Amortization, depreciation, and interest increased by $17,420, to $89,909 in the second quarter of 2000 from $72,489 from the second quarter of 1999 and a increase of $134,305, to $207,691 in the six months of 2000 from $73,386 in the six months of 1999. The increase is largely due to the amortization of finance costs. During the second quarter of 2000 the company amortized $50,918 of these costs and $130,688 for the six months of 2000, this was an increase of $95,355 for the six months of 2000. These costs were incurred during end of the second, third and forth quarters 1999 and second quarter of 2000. Therefore, the amortization of finance costs had not been expensed during the first quarter of 1999. The financed costs are being amortized over the life of the loan.

              Interest and local taxes increased by $4,327 to $31,534 in the second quarter of 2000 from $27,207 in the second quarter of 1999 and increased by $40,813 to $68,170 in the six months of 2000 from $27,357 in the six months of 1999. This increase is from the notes that were issued during 1999 and no interest had been incurred during the first quarter of 1999.

              The company recorded extraordinary items during the second quarter of 2000. These items are related to stock that was issued during the year to cover prior payables that previously had not been recorded and/or written off.

              Losses from operations (before equity in income of joint venture) increased by $24,239 to a loss of $319,872 in the second quarter of 2000 from a loss of $295,633 for the second quarter of 2000 and decreased by $521,499 to a loss of $267,368 in the six months from a loss of $788,867 in the six months of 1999. The company's losses increased during the quarter due to the need to record extraordinary items during the quarter. However, the results for the first six months of 2000 reflects, the company's continued efforts to turn its operations around and become a profitable entity.

              The Company did not receive any equity in income of its joint ventures in either the second quarter of 1999 and 2000 or in the six months of 1999 and 2000. The Joint Venture's only revenue producing project to date has been "Tarzan: The Epic Adventures" which earned most of its revenues in 1996 and 1997. Management's estimate of the ultimate revenues from "Tarzan: The Epic Adventures" have been revised downward.

              The Company's net loss amounted to $319,872, or $0.001 per share, for the second quarter in 2000, as compared to a net losses of $295,633, or $(0.01) per share, for the same quarter of 1999 and net loss of $267,368, or $(0.001) per share, for the six months of 2000, as compared to net losses of $788,867, or $(0.02) per share, for the six months of 1999.

         Liquidity and Capital Resources

              Net cash used in operating activities was $664,291 in the six months of 2000 compared with $1,059,626 in the six months of 1999. The decrease in cash used operating activities was a direct the result in the reduction of operating expenses.

              Net cash used in investing activities in 2000 was $28,513 compared to the net cash provided by investing activities of $47,169 in 1999. This change was primarily due to the reduction of distribution from our joint ventures.

              Net cash provided in financing activities amounted to $644,773 provided by financing activities for 2000 as compared to $1,015,187 for 1999. The decrease in cash provided by financing activities was primarily the result in the company's reduction in operating costs and the increase in sales therefore reducing the need for outside financing.

              As of June 30, 2000, the company had cash of $(2,381) compared with $7,595 as of June 30, 1999. Operating activities used net cash outflow of the principle source of cash during 2000 was raised through the issuance of notes. These amounts were used to reduce the companies' liabilities.

              The company has taken steps to reverse the company's history of losses that contributed to its liquidity problem. First it has reduced costs particularly in overhead and aggressively increased sales and added additional programming.

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

              The company has experienced chronic cash shortfalls and through June 30, 2000 has relied upon equity and debt financing. The company has recently entered into several distribution agreements, which the company believes may generate sufficient cash to cover operational expenses for the balance of the year 2000. The foregoing assumes that present notes outstanding will not be accelerated. We are always at risk that product will not be timely delivered or otherwise delayed. If the Company does not obtain sufficient funds the Company will not be able to operate.

                                  Legal Matters

         Prior to June 30, 2000 we settled the below action that was pending.

                  On October 28, 1998 Paul Cioffari commenced an action against us and its subsidiary claiming failure of us to perform its agreement to pay Mr. Cioffari agreed consideration for entertainment property allegedly delivered by Mr. Cioffari to us. Cioffari vs. BNN Company (Supreme Court New York County). Defendants seek damages up to $700,000 on a variety of claims. We have settled this claim and have agreed to pay Mr. Cioffari 300,000 shares of KMG common stock as well as $6,500 in legal fees.




-------------------------------------------------------------------------------

                                   Signatures

              In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, therewith duly authorized.

                         KALEIDOSCOPE MEDIA GROUP, INC.

June 16, 2000:            By: /s/ Myron A. Hyman
                                ---------------------------------------------
                                 Myron A. Hyman, Chief Executive Officer

June 16, 2000:            By: /s/ Ann F. Collins
                                 --------------------------------------------
                                 Ann F. Collins, Chief Financial Officer