Form 10QSB
period 2000-09-30
KALEIDOSCOPE MEDIA GROUP INC
filed 2000-11-20
CIK 848447

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
               Quarterly report pursuant to section 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the third quarter ended September 30, 2000

                                                     Commission File No. 0-17591

                         KALEIDOSCOPE MEDIA GROUP, INC.
              (Exact name of registrant as specific in its charter)


       Delaware                                              93-0957030
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                 Number)

                 244 W. 54th Street, New York, New York, 10019
                    (Address of principal executive offices)

                                 (212) 757-0700
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the proceeding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

                Applicable only to issuers involved in bankruptcy
                   Proceedings during the preceding five years

     Check whether in the registrant filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                      Applicable only to corporate Issuers

     State the number of shares outstanding of each of the issuer's class as of common equity, as of September 30, 2000: 55,376,812

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                      Index

                                                                          Page #
                                                                          ------
Part I Financial Information

Item 1. Financial Statements (unaudited) ...............................

Consolidated Balance Sheet September 30, 2000 and
December 31, 1999 .......................................................   1-2

Consolidated Statements of Income three months ended
September 30, 2000 and September 30, 1999 ...............................   3

Consolidated Statements of Income nine months ended
September 30, 2000 and September 30, 1999 ...............................   4

Consolidated Statements of Cash Flows nine months ended
September 30, 2000 and September 30, 1999 ...............................   5

Notes to Financial ......................................................   6

Item 2. Management's Discussion and Analysis of Financial Condition
And Results of Operations ...............................................   6-9

                          Kaleidoscope Media Group, Inc

                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED

                                     ASSETS

                                                                        September 30  December 31
                                                                         ----------   -----------
                                                                            2000         1999
                                                                         ----------   ----------

CURRENT ASSETS
              Cash                                                       $      507   $   45,650
              Accounts receivable, less allowance for doubtful
                   accounts of $492,678 and  $411,428 in 2000 and 1999      661,897      213,222
              Expenditures billable to clients                               11,912        6,333
              Program cost inventory - current portion,
                   net of accumulated amortization                          165,201      280,119
              Other current assets                                          149,782      142,064
                                                                         ----------   ----------

                                Total Current Assets                     $  989,299   $  687,388

              Property and equipment at cost less:
                   accumulated depreciation                                  31,444       41,680

              Investment in joint venture                                   453,926      453,826

              Other Assets                                                   10,270       11,592
                                                                         ----------   ----------

                                Total Assets                             $1,484,938   $1,194,486
                                                                         ==========   ==========

                          Kaleidoscope Media Group, Inc

                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                     September 30     December 31
                                                                     ------------    ------------
                                                                        2000            1999
                                                                     ------------    ------------
CURRENT LIABILITIES
       Cash overdrafts                                               $       --      $     19,308
       Loans officers                                                        --            99,800
       Notes payable                                                    2,057,740       1,573,468
       Accounts  payable and accrues liabilities                        1,913,890       1,882,477
       Income tax payable                                                 906,302         906,302
       Deferred income and client advances                                141,890         304,282
                                                                     ------------    ------------

            Total Current Liabilities                                   5,019,821       4,785,635

Security deposit payable                                                   10,552          10,552
                                                                     ------------    ------------

       Total liabilities                                                5,030,373       4,796,187

STOCKHOLDERS' DEFICIT
       Preferred stock, $0.001 par value 15,000,000
       shares authorized and none issued in 2000
       or 1999                                                               --              --
       Common stock,  $0.001 par value, 100,000,000
            shares authorized and 55,376,812 issued in
            2000, and $0.01 par value 100,000,000 shares
            authorized and 41,155,960 issued in 1999                       55,377          41,356
       Additional paid-in-capital                                      10,397,681       9,603,063
       Accumulated deficit                                            (13,998,491)    (13,246,121)
                                                                     ------------    ------------
                         Total Stockholders' Deficit                   (3,545,433)     (3,601,701)
                                                                     ------------    ------------

                         Total Liability and Stockholders' Deficit   $  1,484,940    $  1,194,486
                                                                     ============    ============

                          Kaleidoscope Media Group, Inc
                           (Formerly Bnn Corporation)
                                and Subsidiaries

                        CONSOLIDATED STATEMENT OF OPERATIONS

                                                          Three Months Ended
                                                              September
                                                              ---------
                                                          2000           1999
                                                       ---------      ---------
NET REVENUE                                            $ 184,336      $  43,604

DIRECT PROJECT COSTS
              Amortization of program costs              147,806         24,358
              Other direct project costs                    --             --
                                                       ---------      ---------

              Total direct project costs               $ 147,806      $  24,358
                                                       ---------      ---------

GROSS PROFIT                                           $  36,530      $  19,246
                                                       ---------      ---------

EXPENSE
              Salaries and benefits                      110,365        288,082
              General and administrative                 201,491        274,880
                                                       ---------      ---------

                          Total expenses               $ 311,856      $ 562,962
                                                       ---------      ---------

Operating loss                                         $(275,326)     $(543,716)

Amortization of finance costs                            169,373         56,243
Depreciation expense                                       1,403          1,707
Interest expense                                          38,900         28,231
                                                       ---------      ---------

Total amortization, depreciation and interest          $ 209,676      $  86,181
                                                       ---------      ---------

LOSS BEFORE EXTRAORDINARY ITEMS
               AND INCOME TAXES                        $(485,002)     $(629,897)

EXTRAORDINARY ITEM                                          --             --
                                                       ---------      ---------

LOSS BEFORE INCOME TAXES                               $(485,002)     $(629,897)

INCOME TAX (BENEFIT) EXPENSE                                --             --
                                                       ---------      ---------

NET LOSS                                               $(485,002)     $(629,897)
                                                       =========      =========


NET LOSS PER COMMON SHARE
              Basic                                        (0.01)         (0.02)

              Diluted                                      (0.01)         (0.02)

                          Kaleidoscope Media Group, Inc

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                      Nine months ended
                                                                        September 30
                                                                     2000           1999
                                                                 -----------    -----------
NET REVENUE                                                      $   894,631    $   405,836

DIRECT PROJECT COSTS
              Amortization of program costs                          178,331         94,342
              Other direct project costs                               6,825          6,331
                                                                 -----------    -----------

              Total direct project costs                         $   185,156    $   100,673
                                                                 -----------    -----------

GROSS PROFIT                                                     $   709,475    $   305,163
                                                                 -----------    -----------

EXPENSE
              Salaries and benefits                              $   382,631    $   809,162
              General and administrative                             516,967        755,198
                                                                 -----------    -----------

                          Total expenses                         $   899,599    $ 1,564,360
                                                                 -----------    -----------

Operating loss                                                      (190,123)    (1,259,197)

Amortization of finance costs                                        300,062         91,576
Depreciation expense                                                  10,235         12,404
Interest expense                                                     107,070         55,588
                                                                 -----------    -----------

Total amortization, depreciation and interest                    $   417,367    $   159,567
                                                                 -----------    -----------

LOSS BEFORE EXTRAORDINARY ITEMS,
              EQUITY IN LOSS OF JOINT VENTURE AND INCOME TAXES   $  (607,490)   $(1,418,764)

EXTRAORDINARY ITEM                                                   141,240           --
                                                                 -----------    -----------

LOSS BEFORE EQUITY IN LOSS OF JOINT VENTURE
              AND INCOME TAXES                                   $  (748,730)   $(1,418,764)

INCOME TAX (BENEFIT) EXPENSE                                           3,640           --
                                                                 -----------    -----------

NET LOSS                                                         $  (752,370)   $(1,418,764)
                                                                 ===========    ===========


NET EARNINGS PER COMMON SHARE
              Basic                                                    (0.02)         (0.04)

              Diluted                                                  (0.02)         (0.04)

                         Kaleidoscope Media Group, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       Nine Months Ended
                                                                          September 30
                                                                          ------------
                                                                      2000           1999
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                    $  (752,370)   $(1,418,764)
      Adjustment to reconcile net (loss) to net cash
           used in operating activities:
           Amortization and depreciation                              310,297        103,979
           Change in assets and liabilities:
                  Accounts receivable                                (448,675)      (149,191)
                  Expenditures billable to clients                     (5,580)    (28,171.00)
                  Deferred financing costs                           (213,917)          --
                  Other assets                                         51,488       (217,032)
                  Cash overdraft                                      (19,308)       (13,051)
                  Accounts payable and accrued liabilities             58,809        369,535
                  Write-down of program costs inventory               178,331         94,342
                  Income taxes payable                                   --                1
                  Deferred income and client advances                (162,392)        98,333
                                                                  -----------    -----------

                  Net Cash Used in Operating Activities            (1,003,317)    (1,160,019)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Distribution from joint venture                                    --          102,500
      Investment in joint venture                                        (100)    (10,150.00)
      Expenditures for program costs                                  (63,413)      (155,659)
      Acquisition of property and equipment                              --           (1,480)
      Loans receivable - officers and shareholders - net change        35,000          9,000
                                                                  -----------    -----------

                  Net Cash Provided by  Investing Activities          (28,513)       (55,789)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Loans payable to officers and shareholder                       (50,000)        49,800
      Proceeds from notes payable                                     831,033        962,000
      Repayments of notes payable                                     (75,000)          --
      Issuance of common stock and related warrants                   279,640        199,500
                                                                  -----------    -----------

                  Net Cash Provided by Financing Activities           985,673      1,211,300

INCREASE (DECREASE) IN CASH                                           (46,157)        (4,508)

CASH
      Beginning of period                                              45,650          4,865
                                                                  -----------    -----------

      End of period                                               $       507    $       357
                                                                  ===========    ===========

                         KALEIDOSCOPE MEDIA GROUP, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

                                   (UNAUDITED)

Note 1- BASIS OF PRESENTATION:

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period.

     The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 - NOTES PAYABLE

     During the nine-month period the Company issued eight (8%) percent convertible promissory notes aggregating two hundred and fifty thousand dollars ($250,000) to foreign private investors. These notes mature March 9, 2001 together with interest, unless the parties agree to extend the maturity date. The Notes are convertible into an indeterminate number of shares at a conversion price of the lower of ten ($0.10) cents per share or 70% of the lowest closing price within sixty (60) days of conversion. In conjunction with the financing, the Company issued a total of 27,625,000 warrants at an exercise price of $0.11. The Company incurred financing costs of $32,000, which is being amortized over the life of the note.

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

     During the third quarter the company issued two additional notes in the amounts of one hundred and fifty thousand dollars ($150,000) and fifty two thousand five hundred dollars ($52,500) to a foreign private investor and a domestic private investor, respectively. The notes are due upon completion of the sale of shares of KMG stock. The interest on the notes is calculated at ten percent (10%) per annum. There were no finance costs incurred during the financing of these notes. These notes are secured with proceeds from several contracts.

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

     Results of Operations

     Nine Months Ended September 30, 2000 as Compared with Nine Months Ended September 30, 1999 and Three Months Ended September 30, 2000 as Compared with Three Months Ended September 30, 1999.

          Net revenues consist of total billings (less any agency fees and media costs) and accruals for earned fees. Net revenues for the third quarter of 2000 were $184,336 compared with net revenue of $43,604 for the third quarter of 1999. The third quarter of 2000 reflects revenue of $125,000, which was to have been derived for Shaka-Zulu this revenue was received as a recoupable but non-refundable advance towards sales of the series.

          Gross profit increased by $17,284, to $36,530 for the third quarter in 2000 from $19,246 for the third quarter of 1999. This is a direct result of the increase in revenue for this period.

          Net revenues for the nine months of 2000 were $894,631 compared with net revenue of $405,836 for the nine months of 1999. This is an increase of $488,795 for the nine months of 2000 compared to the nine months of 1999. The growth in revenue is attributed to the active effect of increasing our sales of our existing products.

          Gross profit increased by $404,312, to $709475 for the nine months in 2000 from $305,163 for the nine months of 1999.

          Amortization of program costs (costs to produce, market and distribute a broadcast or film property) and other direct project costs was $ 185,156 in the third quarter of 2000 compared to $100,673 in 1999. The increase in the amortization costs is a result in the amortizing of prior years costs related to Shaka-Zulu. All the costs have been amortized against the revenue taken in this quarter.

          Salaries and benefits decreased by $177,717, to $110,365 in the third quarter of 2000 compared to $288,082 for the third quarter of 1999 and a decrease by $426,531, to $382,631 in the nine months of 2000 compared to $809,162 in the nine months of 1999. The decrease in salaries and benefits is a result of the closing of the Los Angeles office, the downsizing of staff to its current staffing level and the benefits of the separations agreements between former executives and directors, which resulted in, lower salaries and future salaries.

          General and administrative expenses decreased by $71,836, to $203,044 in the third quarter of 2000 from $274,880 for the comparable period in 1999 and a decrease of $ 238,231, to $516,967 in the nine months of 2000 from $755,198 in the nine months of 1999. The decrease in general and administrative expenses is a largely as a result of write-off of several outstanding payables which amounted to $99,681 as well as the companies continued reduction of costs.

          Amortization, depreciation, and interest increased by $123,771, to $209,952 in the third quarter of 2000 from $86,181 from the second quarter of 1999 and a increase of $257,800, to $417,367 in the nine months of 2000 from $159,567 in the nine months of 1999. The increase is largely due to the amortization of finance costs. During the third quarter of 2000 the company amortized $169,373 of these costs and $300,062 for the nine months of 2000, this was an increase of $208,486 for the nine months of 2000. These costs were incurred during end of the second, third and forth quarters 1999 and second quarter of 2000. Therefore, the amortization of finance costs had not been expensed during the first quarter of 1999. The financed costs are being amortized over the life of the loans.

          Interest and local taxes increased by $10,669 to $38,900 in the third quarter of 2000 from $28,231 in the third quarter of 1999 and increased by $51,482 to $107,070 in the nine months of 2000 from $55,588 in the nine months of 1999. This increase is from the notes that were issued during 1999 and no interest had been incurred during the first quarter of 1999. The increase is also due to the additional notes issued to assists in the cash flow needs of the company.

          The company recorded extraordinary items during the second quarter of 2000. These items are related to stock that was issued during the year to cover prior payables that previously had not been recorded and/or written off.

          Losses from operations (before equity income of joint venture) decreased by $268,390 to a loss of $5,326 in the third quarter of 2000 from a loss of $543,716 for the third quarter of 2000 and decreased by $1,069,074 to a loss of $190,123 in the nine months from a loss of $1,259,197 in the nine months of 1999. The company's losses increased during the second quarter due to the recorded extraordinary items during the quarter. However, the results for the first nine months of 2000 reflects, the company's continued efforts to turn its operations around and become a profitable entity.

          The Company did not receive any equity income of its joint ventures in either the third quarter of 1999 and 2000 or in the six months of 1999 and 2000. The Joint Venture's only revenue producing project to date has been "Tarzan: The Epic Adventures" which earned most of its revenues in 1996 and 1997. Management's estimate of the ultimate revenues from "Tarzan: The Epic Adventures" had been previously revised downward.

          The Company's net loss amounted to $485,002, or $0.001 per share, for the third quarter in 2000, as compared to a net losses of $629,897, or $(0.02) per share, for the same quarter of 1999 and net loss of $752,370, or $(0.02) per share, for the nine months of 2000, as compared to net losses of $1,418,764, or $(0.04) per share, for the nine months of 1999.

     LIQUIDITY AND CAPITAL RESOURCES

          Net cash used in operating activities was $1,003,317 in the nine months of 2000 compared with $1,160,019 in the nine months of 1999. The decrease in cash used operating activities was a direct the result in the reduction of operating expenses.

          Net cash used in investing activities in 2000 was $28,513 compared to the net cash used in investing activities of $55,789 in 1999. This change is a result in the reduction of investing in joint ventures in 2000 compared to 1999.

          Net cash provided in financing activities amounted to $985,673 provided by financing activities for 2000 as compared to $1,211,300 for 1999. The decrease in cash provided by financing activities was primarily the result in the company's reduction in operating costs and the increase in sales therefore reducing the need for outside financing.

          As of September 30, 2000, the company had cash of $507compared with $357 as of September 30, 1999. Operating activities used net cash outflow of the principle source of cash during 2000 was raised through the issuance of notes. These amounts were used to reduce the companies' liabilities.

          During 1999 and early 2000 the Company received $1,308,468 from the sale of convertible notes. A portion of present loans are in default because the Company failed to timely file a registration statement. These notes are, therefore, demand notes. If demand notes were to be made for payment of the loans the Company would not be able to pay the loans and may not be able to continue in business. The note holders have agreed to not to accelerate the notes until November 2000.

          The company has experienced chronic cash shortfalls including $452,500 in June 2000 and through September 30, 2000 has relied upon equity and debt financing. The company believes that the present notes outstanding will not be accelerated, never the less the Company needs to obtain sufficient funds to be able to operate.

                                  Legal Matters

     Because of our financial conditions we have been unable to have our registration statement declared effective. As a result, the plaintiffs in a settled action have obtained a judgment against us. In addition, of the plaintiffs who have settled actions against us, Paul Cioffari and Barry Sytner may seek to claim that we have breached such settlement.

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, therewith duly authorized.

                                         KALEIDOSCOPE MEDIA GROUP, INC.

November 20, 2000:                       By: /s/ Myron A. Hyman
                                         -----------------------------
                                         Myron A. Hyman, Chief Executive Officer