Form 10KSB
period 2000-12-31
KALEIDOSCOPE MEDIA GROUP INC
filed 2001-05-18
CIK 848447

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

                         Commission File number 0-17591
                         KALEIDOSCOPE MEDIA GROUP, INC.
               --------------------------------------------------
              (Exact name of small business issuer in its charter)

                      Delaware                            93-0957030
           ------------------------------              -----------------
          (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)             Identification No.)

(Address of principal executive offices (Zip Code)

Insurer's telephone number (212) 582-1116

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
------------------------------         -----------------------------------------
Securities registered pursuant
 to Section 12(g) of the Act.

                         Common Stock, $.0001 par value

(Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No. ___.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB, [ ]

      Issuer's revenues for the year ended December 31, 2000 are $852,163.

      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer is $7,028,043 (as of April 13, 2000).

      The number of shares outstanding of the issuer's common stock is $55,376,820 (as of March 31, 2001).

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

Introduction

      During the first nine months of 2000 we experienced increasing sales activity while continuing to reduce costs. During the last quarter of 2000 we experienced a severe cash shortage as a result of the refusal of a prime distributor to honor its contractual commitments regarding delivery of the mini-series "Shaka-Zulu The Citadel", and pay us substantial sums due as an guarantee for distribution of the mini-series "Magnificent Ambersons". This caused us to curtail substantially all operations. If we did not receive $300,000 in short term loans in November and December 2000 we would have had to cease operations. Presently our chief executive is our only employee. We do not anticipate any substantial revenue unless we have additional capital. Therefore, the comparison presented below may not be indicative of future operations.

      During 2000 revenues increased as a result of new contracts established during the first and second quarter of the year. However, a portion of the revenues was generated from a client that we are currently in arbitration with. The company may increase its revenues through the settlement of this suit. Even though revenues were increased and expenses were decreased, the company still incurred a loss for the year. This loss was primarily a result in the write-off of all non-performing assets, the interest incurred on the outstanding notes, and the finance cost incurred from these notes.

      From January 2000 through November 2000 we received $1,006,032 gross proceeds in consideration of the sale of convertible notes.

      In January 2000 the principal executive offices of the Company were relocated to 1370 Avenue of The Americas, Suite 2602, New York, NY 10019.

Business Strategy

Once we are able to resume activity we will focus primarily on distribution of programming for television; home video, the Internet and exploiting related licensing and merchandising opportunities. We will also provide consulting services in the development of specialty television and Internet programming and reactivate the distribution of specialty television programming and properties from its entertainment library. We will attempt to use strategic partnerships, pre-sales of distribution rights, and advertising time to help third party producers finance production budgets. We believe that our expertise in domestic and foreign syndication, home video, and Internet broadcasting is an important factor in our ability to successfully compete in these areas.

Our long range distribution strategy is to become a leader in the domestic and international distribution of television properties in four categories:

- one hour dramas and mini series;
- children's programming;

- documentaries and,
- music programming.

In furtherance of achieving its strategic goals, we are seeking to expand our television operations through the acquisition of distribution and other representation rights to additional entertainment properties.

Programming Distributed by the Company

      We also had secured distribution rights to two new mini-series, which are presently the subject of an arbitration proceeding. The first of which is the remake of the "The Magnificent Ambersons". This new mini-series is based on the original script developed by Orson Wells. This is a 4-hour TV mini-series. Our distribution agreement had guaranteed us a minimum distribution fee of $500,000 for the year ending December 31, 2000. This sum remains unpaid. The second mini-series is "Shaka-Zulu. The Citadel". The distributor has failed to deliver this program. Both of these min-series are subject of arbitration procedures in the United Kingdom. We have terminated our distribution agreement with Information Television Network to distribute worldwide, award winning programs which focus on Medicine, Women and Children's health, Technology and the Environment because our cash position prevented us from effectively distributing these programs.

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

Television Distribution/Barter

In addition to receiving cash for distribution, we have from time to time distributed through barter syndication. Barter syndication is the process whereby a syndicator or distributor obtains commitments from television stations to broadcast a program at a cash-licensing fee and sells such retained advertising time for its own account to national advertisers at rates based on projected ratings and viewer demographics. From time to time, certain stations may require cash consideration from us, in addition to programming, in exchange for advertising time.

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

Cable Network Licenses

Television programming can be licensed for telecast by cable network such as the ESPN, Lifetime, USA and Arts & Entertainment basic cable networks and the Disney and HBO pay cable networks. The production and distribution of the programming for the initial exhibition on cable networks is similar to that for broadcast networks, although the license fees paid by cable networks are typically considerably lower than those paid by the broadcast networks.

International Television Production and Distribution

Based on industry sources, we believe revenues from the distribution of U.S. television programs industry wide to foreign markets have increased significantly in recent years. Development in the European television industry, such as the present trend towards increasing the number of privately owned channels and greater channel capacity might cause foreign sales to become a more important component of the distribution of programs produced by the United States television industry. There is no assurance that the programs distributed by us will reflect such increase.

New Programming

In general, we earn a fee for distributing programs for others based on a percentage of the license fees paid by television stations for the right to broadcast particular programs. In certain domestic cases, all or a portion of such license fee may be payable in television advertising time or then sell the advertising time to national advertisers.

In additional to United States television broadcast rights, we have in the past acquired, where available on acceptable terms, worldwide broadcast television and non-standard television distribution rights (such as cable and videocassette rights) to the program it distributes. These acquisitions are typically on a long-term exclusive basis, often between three and twelve years, in some cases with various renewal options, and may provide that we have the right to undertake production of the program in the event the producer fails to deliver the contracted programming.

Entering into arrangements for distribution of new material or properties for television and new multimedia productions is essential to our future growth. We may obtain new properties from several sources: (i) distribution agreement with the owner of a property; (ii) acquisition of existing properties; (iii) co-development of new properties; and (iv) development of new properties internally. As long as we experiences capital shortages, it will concentrate on acquiring distribution rights as opposed to being responsible for financing of a project.

Revenue Sources

Our television programming business has in the past generated two significant sources of revenue, distribution fees and the sale of advertising time derived from barter.

Distribution Fees

In most cases, our distribution revenues are based on a percentage of the net revenues derived from the sale of advertiser sponsorships or on cash license fees. Generally, we advance all distribution costs of items such as advertising, promotion, tape shipping and tape duplication and recover such expenses from the program revenues. In some instances, these expenses are assumed by us as part of its distribution fee. Our fee for distribution is generally between 20% to 30% and the fee for advertiser sales representation is generally between 5% to 10% of net revenues. However, each fee arrangement is separately negotiated and may be subject to variation. The sums in excess of our fees and expenses and profit positions (where applicable) are remitted to the producers of the programs, which in certain cases may also be us.

Sales of Advertising

Fees for advertising time are established on the basis of a certain assumed level of audience ratings and, in some cases, an assumed demographic make-up of the viewing audience. While it is in our interest to establish as high an assumed rating and as favorable demographic make up as possible, there can be no assurance in advance that the actual rating or demographic make-up of a particular program will support the fee initially charged for the advertising time on such program. If the television programs does not achieve the assumed rating or demographic make-up (as determined by A.C. Nielsen or similar rating services), we may be obligated to offer the advertiser additional time ("make goods") on the same program or other programs to fulfill any short fall in the actual rating or demographic assumptions. Alternatively, we may be obligated to refund a portion of the advertising fee. "Make goods" are the predominant means whereby we satisfy such obligations to advertisers.

Among the sponsors that have in the past purchased participation in our programs are General Motors, Proctor & Gamble, Kraft/General Foods, Hershey and Bristol Meyers. Sales are made through our sales force and through advertising agencies representing the sponsors. We have bartered syndication licenses provide that we retain a negotiated amount of commercial time per program (usually 7 minutes per hour or 50% of the total commercial time) for sale to national advertisers, with the remaining commercial time retained by the station for local sale. Generally, our fee for sales of advertising time is between 5% and 10% of net revenues.

Competition

      Competition in the production and distribution of television programming is intense. We are a minor participant in the television distribution business. KMG's programming competes with other first run programming, network reruns and programs produced by local television stations. We compete with many other companies that have been acquiring, producing and distributing programs for a longer period to time than us, and most of theses companies have greater financial resources than ours. These competitors include large television and film studios such as Paramount Communications Inc., Columbia Pictures Television; 20th Century Fox Film Corp., MCA Inc., and Warner Bros. Inc., as well as other television distribution companies such as King World Productions, Inc., Pearson Television and Viacom International, Inc. We compete with other companies for the sale of television advertising time, including Tribune Broadcasting Co./Entertainment Co., Viacom International, Inc., Pearson Television and King World.

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

Principal Customers

      No customer accounted for more than 10% of our revenue for the period ended December 31, 1999. Although for the nine months ended September 30, 20000 we did receive more than 10% of our revenue from our relationship with Global Entertainment, however there currently is litigation regarding this relationship.

Employees

At January 15, 2001, we employed only one (1) person, our chief executive officer, who devotes a majority of his time to our affairs. We have no collective bargaining agreement with our employee and we believe that our relationship with our employee is good.

Property

Our principal executive offices are located at 1370 Avenue of the Americas, New York, New York 10019 and consist of approximately 1,000 square feet at a rental of $2,000 per month.

Item 2. Description of Property

Our principal executive offices are located at 1370 Avenue of the Americas, New York, New York 10019 and consist of approximately 1,000 square feet at a rental of $2,000.

Item 3. Legal Proceedings

      On June 21, 1996, an action, entitled International Sports Marketing, Inc.
v. Saatchi & Saatchi, et al. was filed in the Wayne County Circuit Court against two of our inactive subsidiaries and other unrelated parties seeking to enforce a default judgment of $21,000,000 entered in 1995 for prior action in 1998. The subsidiaries have vigorously defended themselves in this litigation. Furthermore, management believes that if any subsidiary were found liable for a judgment, its subsidiaries would be able to obtain indemnification from prior owner of the former affiliate's business, a major advertising agency.

      A default judgment has also been obtained by Darrell N. Griffin against Paul Siegel, an officer and director for us, in the amount of approximately $166,000 in an action pending in the Supreme Court of the State of California. The claim arises out of action for salary allegedly payable to a plaintiff purportedly an employee of our former subsidiary Celebrity Showcase Network. Judgment was taken after Mr. Siegel's counsel failed to respond to discovery requests. The court of appeals rejected Mr. Siegel's appeal of the lower court's decision. Mr. Siegel has commenced an action against his former attorney for malpractice. We are obligated to indemnify Mr. Siegel in accordance with Delaware law.

      On October 28, 1998 Paul Cioffari commenced an action against us and its subsidiary claiming failure of us to perform its agreement to pay Mr. Cioffari agreed consideration for entertainment property allegedly delivered by Mr. Cioffari to us. Cioffari vs. BNN Company (Supreme Court New York County). Defendants seek damages up to $700,000 on a variety of claims. We had settled this claim and have agreed to pay Mr. Cioffari 300,000 shares of KMG common stock as well as $6,500 in legal fees. Because of delays in obtaining registration of the shares to be issued to Mr. Cioffari, he terminated the settlement.

      ACC Entertainment GMBH Co. v. Kaleidoscope Media Group, Inc. commenced October 27, 1998 United States District Court for the District of California by ACC Entertainment GMBH Co. ("ACC") for alleged breach of contract seeking damages of $250,000. The contract provided for certain rights to our Merlin film to be produced by us in return for an investment of $375,000. This case has been settled in consideration of $100,000.

      On August 5, 1998 Mr. Barry Synter commenced an action against us in the Supreme Court of the State of New York County of New York. (Synter vs. BNN Corporation) Mr. Synter seeks damages of up to $1,500,000 for our alleged failure to permit transfer by Mr. Synter of stock certificates allegedly owned by him. We agreed to settle this action in consideration of the issuance of 900,000 shares of its common stock. Because of the delays in obtaining registration of the shares to be issued in settlement. This settlement may not be finalized.

      An action has also been commenced by Eric Ashenberg a former officer of Celebrity Showcase Network, its prior subsidiary for damages arising from our failure to approve the transfer of a certificate allegedly owned by Mr. Ashenberg. Mr. Ashenberg has also named Henry Siegel and Paul Siegel as defendants. Mr. Ashenberg sought damages in the amount of $450,000. We have settled this action in consideration of 300,000 shares to Mr. Ashenberg. Because we failed to perform part of our obligations under the agreement Mr. Ashenberg obtained default judgment against us and certain directors. We have verbally agreed to settle with Mr. Ashenberg pursuant to which we (a) recognized Mr. Ashenberg's entitlement to his original shares and (b) have agreed to register up to 1,800,000 additional shares to cover the balance of Mr. Ashenberg's agreed upon damages in the amount of $70,000 under the proposal. If the aggregate market value of the common stock at the time is greater than Mr. Ashenberg's damages upon effective date a portion of the shares will be returned to the Company.

      In November 2000 Paul Siegel commenced a lawsuit against us, Myron Hyman, our chief executive officer, former outside directors Richard Kostyra, Kevin Eastman and Ann Collins, a former employee and now consultant. Former outside directors Siegel vs. Kaleidoscope Media Group, Inc. et al (Los Angeles County Superior Court, State of California). Mr. Siegel seeks unpaid salary and fees indemnity for damages he sustained for being named as a defendant in an action and breach of the settlement agreement. We have also commenced an action against Henry Siegel and Paul Siegel Kaleidoscope Media Group, Inc. vs Henry Siegel (NY County Supreme Court State of New York). We seek damages against both defendants for interference with settlement discussions with Global Entertainment, which we are now engaged in an arbitration proceeding. We have sued Mr. Siegel for breach of his settlement agreement. Mr. Siegel has filed a counterclaim alleging various breaches of his separation agreement.

      We have commenced an arbitration proceeding in the United Kingdom against Global Entertainment Products B.V. We have made claims arising out of a joint distribution agreement and separate sub-distribution agreements relating to the television production of Shaka-Zulu - The Citadel and the Magnificent Ambersons. As a result of Global Entertainments' breach we believe we are owed in excess of $1,000,000, which we are seeking to recover in the arbitration proceeding.

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

                                                     Common Stock
                                                     High     Low

         2000

         First Quarter                             $ .52    $ .13
         Second Quarter                              .36      .14
         Third Quarter                               .24      .13
         Fourth Quarter                              .16      .03

                                                     Common Stock
                                                     High     Low

         1999

         Fourth Quarter                              .18      .09
         Third Quarter                               .30      .145
         Second Quarter                              .31      .160
         First Quarter                               .65      .22

      As of January 26, 2001, there were approximately 247 recordholders of the common stock, although we believe that there are more than 400 beneficial owners of the common stock.

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

      The Company believes each of these transactions is exempt from the registration requirement of the Securities Act of 1933 pursuant to Section 4(2) thereof.

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

Results of Operations

      Year ended December 31, 2000 as Compared with Year Ended December 31, 1999

      Net revenues consist of total billings (less any agency fees and media costs) and accruals for earned fees.

      Net revenues for the twelve months of 2000 were $852,163 compared with net revenue of $(53,668) for the twelve months of 1999. The year 2000 revenues are derived from Shaka-Zulu as a recoupable but non-refundable advance towards sales of the series. The growth in revenue is attributed to increased sales of our existing products during the first nine months of 2000.

      Amortization of program costs (costs to produce, market and distribute a broadcast or film property) and other direct project costs was $ 953,246 in the twelve months of 2000 compared to $1,361,614 in 1999. The relative decrease in the amortization of program costs in 2000 primarily results from significant amortization of several non-performing asset in the prior year. In the year 2000 we amortized the balance of these assets.

      Gross profit increased by $1,314,198, to $(101,084)for the twelve months in 2000 from $(1,415,282) for the twelve months of 1999.

      Salaries and benefits decreased by $573,994, to $499,742 in the twelve months of 2000 compared to $1,073,736 in the twelve months of 1999. The decrease in salaries and benefits is a result of the closing of the Los Angeles office, the downsizing of staff to its current staffing level and the benefits of the separations agreements between former executives and directors, which resulted in, lower salaries.

      General and administrative expenses increased by $ 67,470, to $1,185,364 in the twelve months of 2000 from $1,104,482 in the twelve months of 1999. The increase in cost in attributable to the cost of approximately $350,000 incurred during our attempts to acquire other entities that were compatible with ours. These efforts were suspended during the fourth quarter of 2000 when our cash flow was hampered by the non payment of our distributors.

      Amortization, depreciation, and interest increased by $239,289, to $491,402 in the twelve months of 2000 from $252,113 in the twelve months of 1999. The increase is largely due to the amortization of finance costs. During the year 2000 we amortized $334,959 of these costs and $154,303 for the twelve months of 1999, this was an increase of $180,656 for the year 2000. These costs were incurred during end of the second, third and forth quarters 1999 and second quarter of 2000 and are being amortized over the life of the loan.

      Interest increased by $62,220 for the twelve months of 2000, from $82,585 in the twelve months of 1999 to $144,805 in the twelve months of 2000. This increase reflects interest on the notes for the full period plus interest on additional notes issued in 2000.

      Losses from operations (before equity income of joint venture) decreased by $1,568,022 to a loss of $2,277,592 in the twelve months from a loss of $3,845,614 in the twelve months of 1999. The results for the twelve months of 2000, reflects our continued efforts to turn our operations around before we were compelled to curtail operations.

      We did not receive any equity income of its joint ventures in either the third quarter of 1999 and 2000 or in the six months of 1999 and 2000. The Joint Venture's only revenue producing project to date has been "Tarzan: The Epic Adventures" which earned most of its revenues in 1996 and 1997. Management believes that the joint venture will continue to have minimal activity and has decided to fully amortize all deferred costs of the joint venture during the current year.

      Our net loss amounted $2,281,232, or $(0.05) per share, for the twelve months of 2000, as compared to net losses of $4,289,090, or $(0.10) per share, for the twelve months of 1999.

Net Operating Loss Carryforwards

      Because of our losses we have written off deferred income benefit. Nevertheless, at December 31, 1998, NOLs of the Company amounted to approximately $8,537,500 for federal income tax purposes. The NOLs are not available for state income tax purposes. The NOLs begin to expire starting in 2011. The Company's subsidiaries file separate income tax returns in various states and localities. The losses of one subsidiary cannot be used to offset the losses of another subsidiary for state purposes. Certain of the Company's subsidiaries have substantial NOLs available for state and local income tax purposes. In addition, certain of the Company's subsidiaries have approximately $175,000 of NOLs that can only be used to offset future taxable income (for federal and certain state purposes) of the specific subsidiaries to which they pertain. These NOLs are further limited by the operation of Section 382 of the Internal Revenue Service Code. The subsidiaries are only allowed to use a maximum of approximately $27,000 of these Carryforwards each year.

Liquidity and Capital Resources

      We have experienced chronic cash shortfalls and through March 31, 2001 have relied upon equity and debt financing. We have continued our effort to substantially reduce operating costs. We are presently pursuing arbitration in the United Kingdom to obtain sufficient funds to operate. Within the constraints of our financial condition we are exploring the possibility to acquire programming for distribution and to joint venture with companies that have a need for a distribution facility. We only have cash resources to conduct extremely limited operations. Our noteholders have the right to call their notes at any time. If they do so the Company may have to cease operation. We have verbal assurance from the noteholders that they presently will not to seek collection of these notes.

      During 2000 we received $1,006,032 from the sale of convertible notes. A portion of present loans are in default because we failed to timely file a registration statement. These notes are, therefore, demands notes. If demand were to be made for payment of the loans the Company would not be able to pay the loans and may not be able to continue in business.

      As of December 31, 2000 the Company had a working capital deficit of $5,011,696 compared to a working capital deficit of $4,087,940 as of December 31, 1999. The increase in working capital deficit was primarily due to the increase in loans required to maintain operations over the last three months over the year. As of December 31, 2000, the Company had cash of $19,478 compared with $45,650 as of December 31, 1999. Operating activities generated a net cash outflow of $887,178. The principle source of cash during 2000 was from the notes issued in the amount of $1,006,032.

      Net cash used in operating activities was $887,178 in 2000 compared with $1,502,940 in 1999. A decrease in the write down of program costs, an increase in the issuance of stock to settle outstanding expenses and a reduction in operating costs has attributed to the reduction in net cash used in operations.

      Net cash used by investing activities in 2000 was $20,026 compared to the net cash used by investing activities in 1999 was $84,081. The reduction is due to the decrease is expenditures for program costs.

      Net cash provided by financing activities amounted to $881,032 for the year ended December 31, 2000 as compared to $1,627,767 net cash provided by financing activities for the year ended December 31, 1999. The decrease in cash provided by financing activities was primarily the result the reduction in the our cash need to operate on a ongoing basis.

Inflation

      We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenue or its profitability.

Year 2000 Compliance

      The Company's accounting programs have been upgrade to be Y-2K compliant. The Company has plans to upgrade all other programs by the end of 2000.

Item 7. Financial Statements

      Reference is made to index to financial statements comprising a portion of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

      There have been no changes in accountants due to disagreements on accounting and financial disclosure during the 24 months prior to December 31, 2000.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16 (a) of the Exchange Act.

      As March 31, 2001 the directors and executive officers of the Company were as set forth below.

Name                       Age              Position
----                       ---              --------
Myron A. Hyman             61               President, Chief Operating Officer

Ann F. Collins             35               Secretary

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

      Executive officers serve at the discretion of the Board of Directors.

Compliance with Section 16(a) of the Exchange Act.

      Forms 3, 4 and 5 have not yet been filed by any officer, director or beneficial owner of more than ten (10%) percent of our common stock. In reports for officers and directors will be filed shortly. The Company will encourage beneficial owners of more than ten (10%) percent of the Company's common stock to file their reports by the same date.

Item 10. Executive Compensation

      The following table sets forth information concerning compensation paid or accrued by us or our subsidiaries for services rendered during the fiscal years ended December 31, 1998, 1999, and 2000 to our then chief executive officer and to each executive officer whose compensation exceeded $100,000 during its fiscal year ended then December 31, 2000. Henry Siegel was an officer only during part of 2000.

                           Summary Compensation Table

                                                                     Long Term
                                           Annual Compensation      Compensation
                                           -------------------      ------------

Name and Principal Position                Year         Salary        Shares

Myron A. Hyman                             2000        $154,167       894,792

Henry Siegel - Chief Executive Officer     2000        $ 50,000*
                                           1999        $350,000*
                                           1998         350,000*

The number of shares ultimately subject to Mr. Hyman's options, are dependent on the amount of outstanding shares on December 31, 2001 and 2002.

Partial 1998, 1999, and 2000 salary amounts were not paid but accrued. The above individual is not presently an employee. All accrued amounts were released on May 12, 2000 pursuant to separation agreements described in "Certain Transactions." The options to Mr. Henry Siegel have been cancelled.

The following table sets forth all grants of stock options to each of the named executive officers of KMG during the fiscal year ended December 31, 2000. Pursuant to the separation agreements described in "Certain Transactions," the options granted to Messrs. Henry Siegel set forth below have been cancelled.

                        Option Grants in Last Fiscal Year

                 Number of Shares  Percent of Total
                 Of Common Stock   Options Granted to
                 Underlying        Employees in Fiscal  Exercise  Expiration
Name             Options Granted   Year                 Price     Date

Myron A. Hyman   894,792           100%                 $22,370   April 15, 2009

The number of shares ultimately subject to Mr. Hyman's options, are dependent on the amount of outstanding shares on December 31, 2001 and 2002.

The following table sets forth information as to options exercised by each of the named executives during the fiscal year ended December 31, 2000 and the value of in-the-money options held by such executives at December 31, 2000. Pursuant to the separation agreements described in "Certain Transactions," the options granted to Messrs. Henry Siegel set forth below have been cancelled.

     Options Exercised in Last Fiscal Year and Fiscal Year End Option Values

                 Number of
                 Shares of
                 Common
                 Stock                    Number of Shares of Common
                 Acquired on   Value      Stock Underlying Unexercised   Value of In-the-Money
Name             Exercise      Realized   Options at 12/31/99            Options at 12/31/00
--------------------------------------------------------------------------------------------------
                                          Exercisable/Unexercisable      Exercisable/Unexercisable
--------------------------------------------------------------------------------------------------
Myron A. Hyman   0             --         894,792/1,789,585              22,370/44,740

Represents difference between exercise price and market value of $0.05 on such date.

Employment Agreements

      In December 1999 Myron Hyman, as our president and chief operating officer, entered into a thirty-seven (37) month employment agreement with us at a salary of $150,000 increasing to $200,000 for months 13 through 25 and $250,000 for the balance of the term. Effective January 3, 2000 the agreement provides for payments of bonus at the sole discretion of the board additional life insurance and an automobile allowance. The agreement provides for severance in certain circumstances including a change of control.

Mr. Hyman's employment agreement provides that he is to receive as of January 3, 2000 options to purchase a number of shares equal to five (5%) percent of the outstanding shares on December 31, 2000. The options vest as to one-third (1/3) of the shares on each December 31, 2000, 2001 and 2002. The number of shares shall be based on the number of outstanding shares on the vesting date less the number of shares, if any, previously issued. The exercise price shall be 50% of market price at the time of vesting and the exercise period is to be five (5) years after vesting.

We have amended Mr. Hyman's employment agreement. For the period December 15, 2000 through November 15, 2001 Mr. Hyman's salary payments of $200,000 have been reduced to $75,000. The balance of $125,000 and his car allowance are being deferred. The deferred amount is only payable if we have net income in two successive quarters of $125,000. If that occurs Mr. Hyman's deferred salary and expenses are paid over a period of twelve months. Mr. Hyman will continue to devote substantial time to our affairs but may devote time to other matters. The amendment also provides that the exercise price for his options will be based on the market price on December 1, 2000.

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

      Mr. Siegel's terminated employment agreement required that Mr. Siegel be awarded an option to purchase at least 4,125,340 shares of common stock at ten ($.10) cents per share with the right to receive additional options. All these options were surrendered in connection with his Separation Agreement.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2001 by (i) each stockholder known by us to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each director of KMG, (iii) each executive officer named in the Summary Compensation Table above and (iv) all directors and executive officers as a group. Except as otherwise indicted, the based information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Name and address of                   Number of Shares
Beneficial Owner                      Beneficially Owned     Percentage of Class
-------------------                   ------------------     -------------------

Myron Hyman (3)                           1,194,792                2.2%
244 West 54th Street
New York, New York

Byron Lerner                              4,900,000                8.4%

Libra Finance, S.A.(2)                   32,116,000               37.4%
P.O. Box 4603
Zurich, Switzerland

Esquire Trade Finance Inc.(2)            10,254,000               16.0%

Austinvest AnStalt Balzers(2)            10,264,000               16.5%

Amro International(2)                     6,525,100               10.8%

Nesher Inc.(2)                            3,680,000                6.4%

Moshe Manoah(2)                           3,500,000                6.1%

Robert Lancellotti                        2,962,000                5.5%

All directors and executive
officers as a group (1 person)            1,194,792                2.2%

----------

(1) The above table does not reflect 5,689,280, which we are obligated to issue. We claim there is a breach of the contract and we may not be obligated to issue these shares.

(2) Includes presently exercisable options or warrants to purchase shares of common stock and/or presently convertible notes as follows: Libra Finance, S.A. 32,116,000, Esquire Trade Finance Inc. 10,254,000, Austinvest AnStalt Balzers 10,264,000, Amro International 6,525,100, Nesher Inc. 3,680,000, Ellis
Enterprises Ltd. 3,361,300,Moshe Manoah 3,500,000.

(3) Exclusive of options not presently exercisable.

Item 12. Certain Relationships and Related Transactions

      On May 12, 2000 we entered into separation agreements with each of Henry Siegel and Paul Siegel. Henry Siegel was our chief executive officer and a director. Mr. Siegel was a director. Each of Henry and Paul Siegel resigned all positions held by them with us and all agreements between us and each of the Siegel's and their entities was terminated. Mr. Siegel's employment agreement called for salary and fee payments to related entities of $250,000 increasing to $350,000 in 2002. All rights to receive accrued salary (or consulting fees) for both Henry Siegel and Paul Siegel were terminated. Options to purchase 2,057,420 and 350,000 shares of our common stock respectively owned by Henry Siegel and Paul Siegel were cancelled. The cancelled options included options to acquire an indeterminate number of shares equal to one (1%) percent of the outstanding shares as of December 31, 2002. We had agreed to issue an additional 6,650,000 shares of common stock to Mr. Henry Siegel of which 5,000,0000 shares to be issued in November 2000. If the market price of our shares falls below $1.00 prior to May 2001 we may have to issue additional shares to Mr. Siegel. We have also agreed to pay Mr. Siegel twenty-five (25%) percent of revenues received from projects he participated in while an officer and assign to him the benefits of consulting arrangement which depended on the services of Mr. Henry Siegel. We issued an additional 525,000 shares to Paul Siegel. We had agreed to arrange for the sale of 500,000 shares of common stock per month for each of Messrs. Henry and Paul Siegel through November 2000. If the proceeds did not equal $300,000 then we would have to pay the difference to them. Pursuant to our understanding with Mr. Henry Siegel any amounts in excess at the foregoing amount will be contributed to us. The parties had exchanged general releases although we are still liable to indemnify them and Paul Siegel in accordance with law.

During 1998 the pension trust for the benefit of Henry Siegel advanced us $150,000. Mr. Henry Siegel and Mr. Paul Siegel advanced us $50,000 in 1999 as non-interest bearing loans. These loans were repaid in January 2000. At the same time we entered into a separate agreement with Henry Siegel we entered into an agreement with Mr. Siegel's pension fund pursuant to which we agreed to repay on May 12, 2000 the full amount of the fund with shares of common stock at the market price on the same date. Options to the pension fund have been terminated.

Both Paul and Henry Siegel claim that we have breached the separation agreements with them with regards to our obligation to issue stock to them. We believe that they both have breached their respective separation agreements have with respect to the return of stock and options of the Company and have commenced an action against each of them for this and other reasons. Mr. Paul Siegel has commenced an action against us in California and Mr. Henry Siegel has asserted counterclaim against us in the action commenced by us against Mr. Seigel.

We believe the terms of the transaction with our affiliates described above are as favorable to us as would have been obtained from independent third parties.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                                AND SUBSIDIARIES

                 For the years ended December 31, 2000 and 1999

                                    CONTENTS

                                                                    PAGE #

Independent Auditors' Report                                          F-1

Financial Statements:

     Consolidated Balance Sheets                                    F-2 - F-3

     Consolidated Statements of Operations                            F-4

     Consolidated Statements of Stockholders' Deficit                 F-5

     Consolidated Statements of Cash Flows                            F-6

     Notes to Consolidated Financial Statements                     F-7 - F-16

                                    DON FUCHS
                           CERTIFIED PUBLIC ACCOUNTANT
                                370 BROOK AVENUE
                           PASSAIC , NEW JERSEY 07055

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Kaleidoscope Media Group Inc.

I have audited the accompanying consolidated balance sheet of Kaleidoscope Media Group, Inc. (formerly BNN Corporation) and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The consolidated financial statements of Kaleidoscope Media Group Inc. (formerly BNN Corporation) at December 31, 1999 was audited by Liebman, Goldberg & Drogin, LLP whose report dated March 7, 2000, expressed an unqualified opinion on those statements.

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

In my opinion, the consolidated financial statements referred to above represent fairly, in all material respects, the financial position of Kaleidoscope Media Group, Inc. (formerly BNN Corporation) and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

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

Passaic, New Jersey
May 3, 2001

                          Kaleidoscope Media Group, Inc
                           (Formerly Bnn Corporation)
                                 and Subsidaries

                           CONSOLIDATED BALANCE SHEETS

                                     AUDITED

                                     ASSETS

                                                                     December 31
                                                                        2000
                                                                     -----------

CURRENT ASSETS
      Cash                                                            $ 19,478
      Accounts receivable, less allowance for doubtful
           accounts of  $461,428 in 2000 and $411,428 in1999           454,262
      Other current assets                                              87,385
                                                                      --------

                       Total Current Assets                           $561,125

      Property and equipment at cost less:
           accumulated depreciation                                     30,041

      Investment in joint venture                                       10,450

      Other Assets                                                          --
                                                                      --------

                               Total Assets                           $601,617
                                                                      ========

                          Kaleidoscope Media Group, Inc
                           (Formerly Bnn Corporation)
                                 and Subsidaries

                           CONSOLIDATED BALANCE SHEETS

                                     AUDITED

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                    December 31
                                                                        2000
                                                                    ------------

CURRENT LIABILITIES
      Notes payable                                                   2,105,040
      Accounts  payable and accrues liabilities                       2,510,440
      Income tax payable                                                906,301
      Deferred income and client advances                                51,040
                                                                   ------------

           Total Current Liabilities                                  5,572,821

Security deposit payable                                                     --
                                                                   ------------

           Total liabilities                                          5,572,821

STOCKHOLDERS' DEFICIT
      Preferred stock, $0.001 par value 15,000,000
      shares authorized and none issued in 2000
      or 1999                                                                --
      Common stock,  $0.001 par value, 100,000,000
           shares authorized and 53,541,540 issued in
           2000, and $0.01 par value 100,000,000 shares
           authorized and 41,355,960 issued in 1999                      53,542
      Additional paid-in-capital                                     10,503,941
      Accumulated deficit                                           (15,528,688)
                                                                   ------------
                Total Stockholders' Deficit                          (4,971,205)
                                                                   ------------
                Total Liability and Stockholders' Deficit          $    601,617
                                                                   ============

                          Kaleidoscope Media Group, Inc
                           (Formerly Bnn Corporation)
                                and Subsidiaries

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                              Twelve months ended
                                                                                  December 31
                                                                                  -----------
                                                                               2000           1999
                                                                               ----           ----
NET REVENUE                                                               $    852,163   $    (53,668)

DIRECT PROJECT COSTS
              Amortization of program costs                                    946,421      1,328,560
              Other direct project costs                                         6,825         33,054
                                                                          ------------   ------------

              Total direct project costs                                  $    953,246   $  1,361,614
                                                                          ------------   ------------

GROSS PROFIT                                                              $   (101,084)  $ (1,415,282)
                                                                          ------------   ------------

EXPENSE
              Salaries and benefits                                       $    499,742   $  1,073,736
              General and administrative                                     1,185,364      1,104,482
                                                                          ------------   ------------

                          Total expenses                                  $  1,685,106   $  2,178,218
                                                                          ------------   ------------

Operating loss                                                              (1,786,190)    (3,593,500)

Amortization of finance costs                                                  334,959        154,303
Depreciation expense                                                            11,639         15,225
Interest expense                                                               144,805         82,585
                                                                          ------------   ------------

Total amortization, depreciation and interest                             $    491,402   $    252,113
                                                                          ------------   ------------

LOSS BEFORE EQUITY IN LOSS OF JOINT VENTURE
              AND INCOME TAXES                                            $ (2,277,592)  $ (3,845,614)

Loss Income of Joint Venture                                                        --       (443,476)
                                                                          ------------   ------------

Loss before Income Taxes                                                    (2,277,592)    (4,289,090)

INCOME TAX (BENEFIT) EXPENSE                                                     3,640             --
                                                                          ------------   ------------

NET LOSS                                                                  $ (2,281,232)  $ (4,289,090)
                                                                          ============   ============

NET EARNINGS PER COMMON SHARE
              Basic                                                              (0.05)         (0.10)

              Diluted                                                            (0.05)         (0.10)

                          Kaleidoscope Media Group, Inc
                           (Formerly Bnn Corporation)
                                 and Subsidaries

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                    (AUDITED)

                                                                                        Additional
                                                             Shares          Common       Paid-in       Accumulated
                                                             Issued          Stock        Capital         Deficit          Total
                                                             ------          -----        -------         -------          -----

Twelve Months Ended December 31, 1999

Balance -- January 1, 1999                                 38,660,960     $   38,662   $  9,386,258    $ (8,957,030)   $    467,890

        Issuance of shares for
        cash consideration                                  2,695,000          2,695        216,805              --         219,500

Net Loss                                                           --             --             --      (4,289,090)     (4,289,090)
                                                         ------------     ----------   ------------    ------------    ------------
                                                           41,355,960     $   41,357   $  9,603,063    $(13,246,120)   $ (3,601,700)
                                                         ============     ==========   ============    ============    ============

Twelve Months Ended December 31, 2000

Balance -- January 1, 2000                                 41,355,960     $   41,357   $  9,603,063    $(13,246,120)   $ (3,601,700)

        Issuance of stock to settle outstanding
        notes                                               3,009,520     $    3,009   $    296,079              --         299,088

        Issuance of shares to settle
        accounts payable                                    1,238,500     $    1,238   $    140,002              --         141,240

        Issuance of shares in settlement
        of claim                                            1,635,000     $    1,635   $     19,200          (1,335)         19,500

        Issuance of stock to purchase
        rights to distribute library                        1,640,625     $    1,641   $    155,859              --         157,500

        Additional paid-in capital by shareholder                  --     $       --   $    156,000              --         156,000

        Issuance of stock in connection
        with financing                                      4,662,000     $    4,662   $    133,738              --         138,400

Net Loss                                                           --             --             --      (2,281,233)     (2,281,233)
                                                         ------------     ----------   ------------    ------------    ------------
                                                           53,541,605     $   53,542   $ 10,503,941    $(15,528,688)   $ (4,971,205)
                                                         ============     ==========   ============    ============    ============

                         Kaleidoscope Media Group, Inc.
                           (formerly BNN Corporation)
                                 And Subsidaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (AUDITED)

                                                                                   Twelve Months Ended
                                                                                       December 31
                                                                                    2000          1999
                                                                                    ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                  $(2,281,232)   $(4,289,090)
      Adjustment to reconcile net (loss) to net cash
           used in operating activities:
           Amortization and depreciation                                             63,652        169,529
           Equity in income of joint venture                                              0        443,476
           Expenses paid through the issuance of stock                              279,640         56,250
           Change in assets and liabilities:
                       Accounts receivable                                         (241,040)       110,103
                       Expenditures billable to clients                               6,333         (6,333)
                       Deferred financing costs                                     144,545             --
                       Other assets                                                  (5,845)      (241,361)
                       Cash overdraft                                               (19,308)         6,257
                       Accounts payable and accrued liabilities                     677,961        615,385
                       Write-down of program costs inventory                        788,921      1,328,560
                       Income taxes payable                                            --                0
                       Deferred income and client advances                         (253,242)       304,282
                                                                                -----------    -----------

                       Net Cash Used in Operating Activities                       (839,614)    (1,502,942)
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Distribution from joint venture                                                    --        102,500
      Investment in joint venture                                                      (100)       (10,350)
      Expenditures for program costs                                                (54,926)      (156,744)
      Acquisition of property and equipment                                              --        (28,447)
      Loans receivable - officers and shareholders - net change                      35,000          9,000
                                                                                -----------    -----------

                       Net Cash Used In Investing Activities                        (20,026)       (84,041)
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Loans payable to officers and shareholder                                     (50,000)            --
      Loans payable to officer                                                           --         99,800
      Proceeds from notes payable                                                 1,006,032      1,308,468
      Repayments of notes payable                                                   (75,000)            --
      Issuance of common stock and related warrants                                       0        219,500
                                                                                -----------    -----------

                       Net Cash Provided by Financing Activities                    881,032      1,627,768
                                                                                -----------    -----------

INCREASE (DECREASE) IN CASH                                                          21,392         40,785

CASH
      Beginning of period                                                            45,650          4,865
                                                                                -----------    -----------

      End of period                                                             $    19,478    $    45,650
                                                                                ===========    ===========

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

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

For financial reporting purposes, the transaction was recorded as a recapitalization of HSPS. HSPS is the continuing, surviving, entity for accounting purposes, but adopted the capital structure of KMG, which is the continuing entity for legal purposes. All references to shares of common stock have been restated to reflect the equivalent number of KMG shares.

To clarify the corporate names discussed above, the parent company, formerly called BNN Corporation, has adopted the name of the former subsidiary, Kaleidoscope Media Group, Inc. which in turn changed its name to HSPSMM, Inc. All references in these financial statements to KMG refer to the "new" KMG; all references to HSPS refer to the "old" KMG.

HSPS was formed in May of 1996, at which time it issued 5,685,688 common shares to acquire approximately 91% of the outstanding shares of SeaGull Entertainment, Inc. ("SeaGull") and 3,814,312 common shares to acquire 100% of the outstanding stock of the Kaleidoscope Group ("KG"), a marketing and consulting company engaged primarily in sports and event marketing. Since, as a result of the transaction, stockholders of SeaGull owned a majority of the common stock of HSPS, the acquisition of SeaGull by HSPS was accounted for as a recapitalization of SeaGull. Accordingly, the historical financial statements are those of SeaGull. The acquisition of KG was accounted for as a purchase of KG by SeaGull. The shares issued to acquire KG were assigned a value of $2,900,000, based upon the fair value of KG's net assets. At the date of acquisition, KG had Stockholders' Deficit of approximately $539,670, resulting in the recording of goodwill of $3,439,670. The goodwill was amortized using the straight line method over a period of twenty years. During 1998, KG discontinued operations of this division. Any remaining unamortized goodwill related to the acquisition was written off.

Kaleidoscope Media Group, Inc.:

Kaleidoscope Media Group, Inc is primarily engaged in the business of domestic and international distribution of entertainment properties as well as exploiting related licensing and merchandising opportunities, home video distribution and distribution of programming for Internet broadcasting. It also provides consulting services in the development of specialty television programming and is involved in the acquisition and distribution of entertainment library properties.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

Note 2 - Summary of Significant Accounting Policies:

Principles and Consolidation:

The consolidated financial statements include the accounts and transactions of KMG and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated. KMG's investment included a 50% owned joint venture in Keller Siegel Entertainment. During the year 2000, the Company wrote off the remaining balance of the asset 'Investment in Keller Siegel Entertainment'. KMG also has an investment of 40% in a joint venture, The Kirkwood Group.

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

During 2000 and 1999 $ 946,421 and $1,328,560 respectively, of program cost inventory were written off because of lowered estimates of revenues or discontinued projects. As of December 31, 2000 there was no remaining balance in the asset 'Program Media Costs'.

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

Expenditures Billable to Clients:

Expenditures billable to clients represent direct costs incurred by the Company in connection with its various contracts, that are either specifically billable to the clients under the contracts or related to contracts for which the fees have not yet been filled or earned. Payroll and related costs, including those relating to specific client work, are expensed as incurred.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

Note 2 - Summary of Significant Accounting Policies (Continued):

Deferred Revenue:

Deferred revenue presents amounts received from or billed to clients prior to the Company's completion of the earning process in accordance with its revenue recognition policy. Upon completion of the earning process, the amounts are included in revenue.

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

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the years then ended. Actual results could differ from those estimates

Fair Value of Financial Statements

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practical to estimate that value. The carrying value of cash, cash equivalents and accounts receivable approximate fair value.

Impairment of Long Lived Assets

The Company has adopted SFAS 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be disposed of". The effect of this SFAS is immaterial on the financial statements.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

Note 2 - Summary of Significant Accounting Policies (Continued):

Derivative Financial Statements

For years beginning after December 31, 1999 the FASB adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The SFAS requires recognition of all derivative financial instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes to fair value will depend upon the intended use of the derivatives. The Company does not believe that the adoption of this standard had a material effect on its financial statements.

Loss Per Common Share:

Basic loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share include the effects of potential dilution that would occur if securities (such as warrants) or other contracts (such as options) to issue common stock were exercised or converted into common stock. Such instruments that are convertible into common stock are excluded from the computation in periods in which they have an anti-dilutive effect. Inclusion of the contingent shares potentially issuable as a result of the KMG transaction would have an anti-dilutive effect on earnings (loss) per share. As a result, it was not used in the earnings per share calculation. The weighted average number of common shares used to calculate loss per common share during 2000 and 1999 was 47,481,524 and 40,860,878 respectively.

The Company adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share". The Statement establishes standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement.

Comprehensive Income

The FASB issued SFAS No. 130 " Reporting Comprehensive Income" which is effective for years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of the SFAS did not have a material effect on the Company's financial position or results of operations.

Income Taxes:

Income tax expense (benefit) consists of income taxes currently due or refundable arising from the period's operations as adjusted by the deferred tax expense (benefit). The deferred tax expense (benefit) arises from those changes in the Company's deferred tax assets and liabilities relating to operations. Deferred tax assets and liabilities result from temporary differences between the amounts of assets and liabilities recorded on the financial statements and the amounts recorded for income tax purposes. Deferred tax assets also result from certain income attributes existing at the balance sheet date that can provide future income tax benefits including net operating loss carryforwards which can be used to offset future taxable income. The deferred tax assets and liabilities are calculated based on the currently enacted tax rates that apply to the periods that the temporary differences are expected to reverse or the tax attributes are expected to be utilized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is likely that some portion or all of the deferred tax assets will not be realized. For the current period ,the Company has set up a valuation allowance of 100%.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

Note 2 - Summary of Significant Accounting Policies (Continued):

Income Taxes (Continued):

The Company files consolidated federal income tax returns, including all the subsidiaries (i.e., they are taxed as if they were one company). KMG and each of the subsidiaries file separate state and local income tax returns in the jurisdictions where they are subject to tax.

Note 3 - Account Receivable

Included in total Accounts Receivable is an open invoice to Global Entertainment Productions B.V. for $325,0000. This represents a portion of the Company's contractual distribution fee of $500,000, all of which was guaranteed to be paid by December 31, 2000. The agreement states that the Company is to receive a fee of 10% of Globals sales of a certain products in specified markets with minimum guaranteed earning of $500,000. As of december31, 2000 Global had recorded sales of $3,250,000. The Company recorded fee income of $325,000 and is currently being litigated.

Major Customers:

There were no major customers in 2000 or 1999.

Note 4 - Program Cost Inventory:

      Program cost inventory consisted of the following:

                                                             December 31,
                                                             ------------
                                                          2000            1999
                                                          ----            ----

      Released, less accumulated amortization          $       0      $       0

      In-process                                               0        280,119
                                                       ---------      ---------

                                                                        280,119

      Less: Current portion                                    0       (280,119)
                                                       ---------      ---------

            Noncurrent portion                         $       0      $       0
                                                       =========      =========


As of December 31, 2000 all program cost inventory have been written off.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

Note 5 - Property and Equipment:

           Property and equipment is comprised as follows::

                                                                December 31,
                                                                ------------
                                                             2000        1999
                                                             ----        ----

      Furniture and fixtures                               $ 14,855    $ 14,855
      Computers and office equipment                         74,873      74,873
                                                           --------    --------
                                                             89,728      89,728
      Less: accumulated depreciation                        (59,687)    (48,048)
                                                           --------    --------

                                                           $ 30,041    $ 41,680
                                                           ========    ========

Depreciation expense was $11,639 and $15,255 for the years ended December 31, 2000 and 1999 respectively.

Note 6 - Investment in Joint Ventures:

      The Company has a 50% ownership interest in Keller-Siegel Entertainment LLC ("KSE"). KSE produced a television series. Summarized financial information of KSE as of December 31, 1999 and the year then ended are as follows:

                                                               December 31, 1999
                                                               -----------------

      Assets                                                       $ 281,671

      Liabilities                                                   (281,671)
                                                                   ---------
      Members capital                                              $      --
                                                                   =========

      Revenue                                                      $  14,575
                                                                   =========

      Net income                                                   $  23,890
                                                                   =========

      Company's equity in net (loss) income                        $ 188,658
                                                                   =========

Note 7 - Investment in Joint Ventures:

During the period ended December 31, 2000 the entire remaining investment balance in KSE was written off.. Additionally, the Company owns 40% of The Kirkwood Group. There was no activity in 2000 .As of December 31, 2000 the Company net investment was $10,450 in this entity.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

Note 8 - Notes Payable:

      As of December 31, 2000 the Notes payable consisted of the following:

      8% Converted Notes Payable Dated April &
      August 1999, 8% per annum
      Principal and Interest due January 2, 2001                      $  682,000

      8% Converted Notes Payable Dated December 1999
      & January 2000, 8% per annum
      Principal and Interest due January 2, 2001                         545,740

      8% Converted Notes Payable Dated March 2000
      Principal and Interest due January 2, 2001                         225,000

      15% Notes Payable Dated November and
      December 2000
      Principal and Interest due January 9, 2001                         150,000

      10% Notes Payable Dated November 2000
      Principal and interest due January 9, 2001                          25,000

      10% Note due to shareholders- no maturity date                     202,500

      15% Note due to H. Siegel Pension Plan                             150,000

      Various non interest bearing notes                                 124,800

      Total Notes Payable                                             $2,105,040
                                                                      ==========

      During the year 2000 -$284,260 of Notes Payable were converted into common shares by the noteholders.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

Note 9 - Commitments and Contingies

The Company rents space for its principal office in New York, City under a month to month basis. Currently the Company pays $2,000 a month which covers its rent, utilities and secretarial costs.

Rent expense was $ 84,980 and $115,697 for the years ended December 31, 2000 and 1999 respectively.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $2,281,232 during the year ended December 31, 2000, and as of that date, the Company's current liabilities exceeded its current assets by approximately $5,000,000 Those factors, create an uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company obtaining financing or equity investments. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

Note 10 - Income Taxes (Continued):

      Deferred income taxes as reported on the balance sheet consists of:

                                                        December 31,
                                                        ------------
                                                    2000            1999
                                                    ----            ----

      Deferred tax assets                       $ 6,942,327     $ 6,178,347
      Deferred tax liabilities                            0               0
      Valuation allowance                        (6,942,327)     (6,178,347)
                                                -----------     -----------

                                                $         0     $         0
                                                ===========     ===========

As of December 31, 2000, the Company had net operating loss ("NOL") carryforwards of approximately $14,000,000 available to offset future federal taxable income; the carryforwards are not available for state income tax purposes. These carryforwards begin to expire in 2011. The Company has provided a full 100% valuation allowance on the deferred tax assets as at December 31, 2000 to reduce such deferred income tax assets to zero as it is managements belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles. Management will review the valuation allowance requirement periodically and make adjustments was warranted.

Note 11 - Capital Structure:

During the current period a shareholder advanced monies to the Corporation as a loan, subsequently the shareholder forgave the debt in return for the Corporation paying a personal debt of the shareholder in the amount of $94,000. As of December 31, 2000 the Company remained liable in the amount of $84,000 on this loan. Additional paid in capital was credited for the net effect of this transaction.

During the current period two individuals submitted proof to the Company that they had been shareholders since inception. These individuals never received shares in the new entity. The Company issued shares to them in the current period. Common stock has been credited for the shares issued and retained earnings has been charged for the prior period adjustment.

The Company purchased certain exclusive distribution rights to certain television programming.. Payment was made in the form of restricted shares in the Company's stock. The financial statements reflect these shares at fair market value less a discount due to their restrictive nature. An expense account
- Distribution rights has been charged and additional capital has been credited for this value.

The Company is obligated to certain noteholders.. During the current year these noteholders converted approximately $284,000 of the debt into common shares of the Company. Stockholders equity has been credited for the value of these notes and any accrued interest payable.

Note 12 - Stock Options:

There was no Stock option activity was for 2000 or 1999 The balance of options as of December 31, 2000 as follows:were 828,333 As described in Note 2, the Company accounted for the granting of stock options under the intrinsic value method and, accordingly, no compensation cost has been recognized for stock options in the financial statements.

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (Formerly BNN Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

Note 13 - Fair Value of Financial Instruments:

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

Note 14 - Subsequent Events:

The Company is in the default on its notes Payable which were due January and March 2001.

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

----------

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

Reports on Form 8-K.

                                   SIGNATURES

      In accordance with the requirements of the Securities Act of 1933, the Company certifies that it has reasonable grounds to believe that it meets all of therequirements of filing on Form 10KSB and has duly caused this Form 10KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on May 18, 2001.

                                  KALEIDOSCOPE MEDIA GROUP INC.

                                  By: /s/ Myron Hyman
                                      ---------------------------------
                                      Myron Hyman, Chief Executive Officer

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Henry Siegel and Paul Siegel, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments (including post-effective amendments) to this registration statement, and to file the same, with all exhibits thereto, and the documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

    Signatures              Capacity                                  Date
    ----------              --------                                  ----

/s/ Myron Hyman
-----------------      Chief Executive Officer,                    May 18, 2001
Myron Hyman            Director

/s/ Ann Collins
----------------       Chief Financial Officer (Principal          May 18, 2001
Ann Collins            Financial Officer and Principal
                       Accounting Officer)