Form 10QSB
period 2001-03-31
KALEIDOSCOPE MEDIA GROUP INC
filed 2001-05-18
CIK 848447

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-QSB
               Quarterly report pursuant to section 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal quarter ended First Quarter ended March 31, 2001
                                                     Commission File No. 0-17591
                         KALEIDOSCOPE MEDIA GROUP, INC.

              (Exact name of registrant as specific in its charter)
--------------------------------------------------------------------------------
                  Delaware                                 93-0957030
                  --------
       (State or other jurisdiction of           (I.R.S. Employer Identification
        incorporation or organization)                        Number)

           1370 Avenue of The Americas, Suite 2602, New York, NY 10019
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 582-1116
                                 --------------
                         (Registrant's telephone number)
                         -------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's class as of common equity, as of March 31, 2001: 53,541,540

      Transitional Small Business Disclosure Format (check one): Yes _____ No _____X___

                                      Index
                                                                          Page #
Part I Financial Information

Item 1. Financial Statements (unaudited).................................
Consolidated Balance Sheet March 31, 2001................................  1-2
Consolidated Statements of Income three months ended
March 31, 2001 and March 31, 2000........................................  3
Consolidated Statements of Cash Flows three months ended
March 31, 2001 and March 31, 2000........................................  4
Notes to Consolidated Financial Statements (unaudited)...................  5

Item 2. Management's Discussion and Analysis of Financial Condition
And Results of Operations................................................  6-7

                          Kaleidoscope Media Group, Inc
                           (Formerly Bnn Corporation)
                                 and Subsidaries

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                 MARCH 31, 2001

                                     ASSETS

CURRENT ASSETS
       Cash                                                             $  8,799
       Accounts receivable, less allowance for doubtful
            accounts of  $461,428 in 2001 and 2000                       435,254
       Other current assets                                                5,007
                                                                        --------
                        Total Current Assets                             449,060

       Property and equipment at cost less:                               30,111

       Investment in joint venture                                        10,450
                                                                        --------
                        Total Assets                                    $489,621
                                                                        ========

                          Kaleidoscope Media Group, Inc
                           (Formerly Bnn Corporation)
                                 and Subsidaries

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                 MARCH 31, 2001

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
              Notes payable                                           2,138,962
              Accounts  payable and accrued liabilities               2,593,732
              Income tax payable                                        906,301
              Deferred income and client advances                        51,040
                                                                   ------------
                   Total Current Liabilities                          5,690,035

LONG TERM LIABILITIES

                   Total Liabilities                                  5,690,035
                                                                   ------------
STOCKHOLDERS' DEFICIT
              Preferred stock, $0.001 par value 15,000,000
              shares authorized and none issued in 2001
              or 2000                                                        --
              Common stock,  $0.001 par value, 100,000,000
                   shares authorized and 53,541,540 issued in
                   2001and 2000                                          53,542
              Additional paid-in-capital                             10,503,941
              Accumulated deficit                                   (15,757,896)
                                                                   ------------
                   Total Stockholders' Deficit                       (5,200,414)
                                                                   ------------
                                                                   $    489,621
                                                                   ============

                          Kaleidoscope Media Group, Inc
                           (Formerly Bnn Corporation)
                                 and Subsidaries

                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                           2001          2000
NET REVENUE                                             $      --    $ 578,834

DIRECT PROJECT COSTS
             Amortization of program costs                     --       29,934
             Other direct project costs                        --        6,825
                                                        ---------    ---------

             Total Direct Project Costs                        --       36,759
                                                        ---------    ---------

GROSS PROFIT                                                   --      542,076
                                                        ---------    ---------

EXPENSE
             Salaries and benefits                         32,683      148,720
             General and administrative                   155,909      300,575
             Interest & local taxes                        40,617       40,276
                                                        ---------    ---------

                         Total Expenses                   229,209      489,571
                                                        ---------    ---------

INCOME (LOSS) BEFORE EQUITY IN LOSS OF JOINT
             VENTURE AND PROVISION FOR INCOME TAXES      (229,209)      52,504

EQUITY IN LOSS OF JOINT VENTURE                                --           --
                                                        ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                        (229,209)      52,504

PROVISION FOR INCOME TAXES                                     --           --
                                                        ---------    ---------

NET INCOME (LOSS)                                       $(229,209)   $  52,504
                                                        =========    =========

NET EARNINGS PER COMMON SHARE
             Basic       Earnings (Loss) Per Share      $  (0.004)   $  (0.001)
                                                        =========    =========
             Diluted     Earnings (Loss) Per Share      $  (0.004)   $  (0.001)
                                                        =========    =========

                         Kaleidoscope Media Group, Inc.
                           (formerly BNN Corporation)
                                 And Subsidaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                               March 31
                                                                          2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                $(229,209)   $  52,504
      Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
          Amortization and depreciation                                      (70)      77,506
          Changes in assets and liabilities:
                      Accounts receivable                                 29,560     (493,495)
                      Expenditures billable to clients                        --       (6,216)
                      Deferred financing costs                                --      (94,545)
                      Other assets                                        82,378       17,951
                      Cash overdraft                                           0      (10,970)
                      Accounts payable and accrued liabilities            83,292      212,759
                      Write-down of program costs inventory                   --       29,934
                      Deferred income and client advances                     --      (53,500)
                                                                       ---------    ---------
                      Net Cash Used in Operating Activities              (44,601)    (268,073)
                                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
      Investment in joint venture                                             --         (100)
      Expenditures for program costs                                          --      (63,413)
                                                                       ---------    ---------
                      Net Cash Used In Investing Activities                   --      (63,513)
                                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
      Loans payable to officers and shareholder                           33,922      (15,000)
      Proceeds from notes payable                                             --      410,533
      Deferred financing costs incurred                                       --      (32,000)
      Repayments of notes payable                                             --      (75,000)
                                                                       ---------    ---------
                      Net Cash Provided by Financing Activities           33,922      288,533
                                                                       ---------    ---------
DECREASE IN CASH                                                         (10,679)     (43,053)

CASH
      Beginning of period                                                 19,478       45,650
                                                                       ---------    ---------

      End of period                                                    $   8,799    $   2,597
                                                                       =========    =========

                         KALEIDOSCOPE MEDIA GROUP, INC.
                           (formerly BNN Corporation)
                                 AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                   (UNAUDITED)

     Note 1- BASIS OF PRESENTATION:

           The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period.

           The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

     Note 2 - MAJOR CUSTOMERS

           There are no major customers.

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

      RESULTS OF OPERATIONS

            Three months Ended March 31, 2001 as Compared with Three Months Ended March 31, 2000.

            Net revenues consist of total billings (less any agency fees and media costs) and accruals for earned fees. Net revenues for the first quarter of 2001 were $0 compared with net revenue of $578,834 for the first quarter of 2000. The decrease in revenue is due to the companies decision to suspend sales activities until its claim against a major supplier has been resolved or additional funding becomes available is acquire new programming for distribution and operations.

            Gross profit decreased by $542,076, to $0 for the first quarter in 2001 from $ 542,076 for the first quarter of 2000.

            Amortization of program costs (costs to produce, market and distribute a broadcast or film property) and other direct project costs was $0 in the first quarter of 2001 compared to $36,759 in 2000. The decrease in the amortization costs is a direct result of the decrease in revenue from programing.

            Salaries and benefits decreased by $116,037, to $32,683 in the first quarter of 2001 compared to $148,720 in the first quarter of 2000. General and administrative expenses decreased by $144,666 to $155,909 in the first quarter of 2001 from $300,575 for the comparable period in 2000. The decrease in salaries and benefits is a result of the termination of the balance of the employees at the end of 2000 except for the CEO. The decrease in general and administrative expenses is a result of companies reduction of expenditures by moving to more economic location and by curtailing sales activities.

            Interest and local taxes increased by $341 to $40,617 in the first quarter of 2001 from $40,276 in the first quarter of 2000.

            Losses from operations (before equity in income of joint venture) increased by $281,713 from a profit of $52,504 first quarter of 2000 to a loss of $229,209 for the first quarter of 2001. The company's losses were incurred to the suspension of operations and its decision not to pursue new clients.

      LIQUIDITY AND CAPITAL RESOURCES

            Net cash used in operating activities was $44,601 in 2001 compared with $268,073 in 2000. The decrease in cash used operating activities was primarily the result of cash received through accounts receivable and the reduction of costs incurred by the company.

            Net cash used in investing activities in 2001 was $0 compared to the net cash used in investing activities of $63,513 in 2000. This change was primarily due to the reduction of expenditures for program costs.

            Net cash provided in financing activities amounted to $33,922 for 2001 as compared to $288,533 provided by financing activities for 2000. The decrease in cash provided by financing activities was primarily the result in a decrease in the issuance of common stock and related warrants.

            As of March 31, 2001, the Company had cash of $8,799 compared with $2,597 as of March 31,2000. Operating activities used net cash outflow of the principle source of cash during 2001 was raised through the receipt of receivables.

            We have experienced chronic cash shortfalls through March 31, 2001 have relied upon equity and debt financing. We have continued our effort to substantially reduce operating costs. We are presently pursuing arbitration in the United Kingdom to obtain funds for program acquisition and operations. Within the constraints of our financial condition we are exploring the possibility to acquire programming for distribution and to joint venture with companies that have a need for a distribution facility. We only have cash resources to conduct extremely limited operations. Our noteholders have the right to call their notes at any time. If they do so the Company may have to cease operation. We have verbal assurance from the noteholders that they presently will not to seek collection of these notes.

                                  Legal Matters

            Certain legal matters in connection with the securities being offered hereby will be passed upon for the Company by Parker Duryee Rosoff & Haft, New York, New York 10017.

                                     Experts

            The consolidated financial statements of the Company, included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31,2000, which annual report has been incorporated herein by reference, have been audited by Don Fuchs, independent certified public accountants, as indicated in their report with respect thereto, and are incorporated herein by reference in reliance upon the report of said firm given upon their authority as experts in accounting and auditing.

--------------------------------------------------------------------------------

                                   Signatures

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, therewith duly authorized.

                         KALEIDOSCOPE MEDIA GROUP, INC.

May 18, 2001:              By: /s/ Myron A. Hyman
                               -----------------------------------------------
                                  Myron A. Hyman, Chief Executive Officer

May 18, 2001:              By: /s/ Ann F. Collins
                               -----------------------------------------------
                                  Ann F. Collins, Chief Financial Officer